Form 10-K
period 2010-12-31
ONCURE HOLDINGS INC
filed 2011-03-15
CIK 1375424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2010

OR

☐  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from                     to                   :

Commission file number:  333-170100

OnCure Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5211697
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

188 Inverness Drive West, Suite 650

Englewood, Colorado 80112

(303) 643-6500

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) or 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of March 15, 2011, 26,317,675 shares of OnCure Holdings Inc. common stock were outstanding, none of which were publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference.

OnCure Holdings, Inc.

2010 Annual Report on Form 10-K

Part I

MARKET AND INDUSTRY DATA

Market data and other statistical information used throughout this annual report on Form 10-K are based on independent industry publications, government publications, reports by market research firms or other published independent sources. Some data is also based on our good faith estimates, which are derived from management’s review of internal data and information, as well as the independent sources listed above.

BASIS OF PRESENTATION

Unless the context indicates otherwise, references to “we,” “our,” “us,” “Oncure” and the “Company” refer to OnCure Holdings, Inc. and its consolidated subsidiaries. References to “Oncure Medical” refer to our wholly-owned subsidiary, Oncure Medical Corp. References to the “guarantors” refer to our domestic restricted subsidiaries that guarantee the notes.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21 of the Securities Exchange Act of 1934, as amended, concerning our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as “if,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “reinstate,” “opportunity,” “goal,” “objective,” “exchange,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” herein. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this annual report.

Forward-looking statements include, among other things, general market conditions, competition and pricing and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this annual report under the headings “Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

Factors and risks that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward looking statements include those set forth in “Risk Factors.”

As such, actual results or circumstances may vary materially from such forward-looking statements or expectations. Readers are also cautioned not to place undue reliance on these forward-looking statements which speak only as of the date these statements were made. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Item 1.   Business

Company Overview

We operate radiation oncology treatment centers for cancer patients. We contract with radiation oncology medical groups, which we refer to as our affiliated physician groups, and their radiation oncologists through long-term management services agreements, or MSAs, to offer cancer patients a comprehensive range of radiation oncology treatment options, including most traditional and next generation services. We currently provide services to a network of 14 affiliated physician groups that treat cancer patients at our 37 radiation oncology treatment centers, making us one of the largest strategically located networks of radiation oncology service providers. We believe that our physician business model, market leadership in targeted geographic regions, clinical technological equipment, strong track record of treatment center operating performance and experienced management team provides us with a significant competitive advantage in the radiation therapy market.

We typically lease the facilities where our radiation oncology treatment centers are located and own or lease all of the equipment and leasehold improvements at these centers. Through our MSAs, we provide our affiliated physician groups use of these facilities, certain clinical services of our treatment center staff, and administer the non-medical business functions of our treatment centers, such as technical staff recruiting, marketing, managed care contracting, receivables management and compliance, purchasing, information systems, accounting, human resource management and physician succession planning. Physician succession planning refers to the process for anticipating the need for additional physicians within an affiliated physician group as a result of the retirement or planned departure of an existing member, the health and well being of an existing member or such member’s desire for a physician to take part-time status and the group’s plans for growth. On an as needed basis, we assist our affiliated physician groups in identifying new radiation oncologists to join their groups by placing and posting job advertisements in appropriate periodicals or websites, collecting and screening resumes, conducting preliminary interviews and reference checks, and coordinating interviews with group members. Our affiliated physician groups and their physicians retain full control over the clinical aspects of patient care. This structure is designed to allow our affiliated physician groups to focus primarily on providing patient care and treatment center growth including expansion of their group’s services.

Our MSAs have an average term of 10 years and are generally renewable for an additional five year period. Pursuant to the MSAs, our management services revenues include compensation by the affiliated physician groups for expenses incurred in operating our treatment centers plus a fee based on the earnings of our affiliated physician groups. As such, the operating costs of the treatment centers are our responsibility. We believe this MSA structure allows us to ensure the affiliated physician group’s business interests are aligned with our own. We estimate that approximately 99% of our affiliated physician groups’ revenues depend on reimbursement by third party payors, including government payors managed care organizations and private health insurance programs. As such, our revenue is generated from our MSAs, but is impacted by the operations of the treatment centers especially as they relate to revenues generated by the affiliated physician groups.

We have built a provider network focused on targeted geographic regions and believe we have established leading market positions within these regions. Our network of 37 treatment centers is located in 37 markets and includes 15 treatment centers in California, 18 treatment centers in Florida and four treatment centers in Indiana. Based on our estimate of the number of freestanding, or non-hospital based, treatment centers, which includes approximately 90 treatment centers in California and 80 treatment centers in Florida, we believe we operate the most centers in California and the second most centers in Florida.

We believe these two states are two of the most attractive markets in the United States for cancer treatment providers due to the large and growing senior populations and the high incidence of cancer. Our targeted regional focus is designed to allow us to build a leading market presence that enables us to drive efficiencies through economies of scale and fixed cost leverage. In addition, we believe our significant position in local markets creates strong barriers to entry.

We currently have MSAs with 14 affiliated physician groups consisting of approximately 70 physicians, who on average have over 15 years of experience. There are currently five treatment centers that operate with only one full-time radiation oncologist. Our affiliated physician groups operating at any single physician treatment center, maintain adequate physician coverage in the absence of the regular full-time radiation oncologist by contracting for the services of a part-time radiation oncologist or locum tenens, or, if necessary, radiation oncologists within our affiliated physician groups will travel between more than one treatment center to treat patients and maintain appropriate coverage.

We may either develop a treatment center at a “de novo” site or lease a previously existing treatment center and purchase the existing assets within such center. To date, only one of our current 37 treatment centers was developed as a de novo site, and we continue to evaluate opportunities to open additional de novo sites. We seek to purchase treatment centers or develop de novo treatment centers in locations in areas where there is high utilization of radiation oncology services and where we believe that we can maximize our profits by contracting with radiation oncology groups that can be significantly benefited by our management services. The MSAs are entered into after the acquisition of the treatment centers assets. When we refer to our acquisition of a treatment center, we are referring to the process whereby we acquire all of the outstanding assets at an existing treatment center and assume the existing lease, or enter into a new lease, relative to the facility. In connection with our acquisition of the assets, we enter into an MSA with the radiation oncology group to provide them use of the facilities, certain clinical services of our treatment center staff, and for us to administer the non-medical business functions of the treatment center.

We believe that our treatment centers are fitted with clinical technological equipment that allows our affiliated physician groups to provide cancer patients the highest quality of care through clinically advanced treatment options. The early and continual adoption of cutting-edge technology by the physicians in our affiliated physician groups has enabled rapid sharing of this knowledge and best practices across the network to drive superior clinical results. Early adoption and appropriate utilization of these next generation technologies has resulted in more attractive reimbursement rates for our affiliated physician groups. We believe our clinical technological equipment provides us with a significant competitive advantage in attracting new physician groups and is appealing to referral sources, patients and payors.

For the year ended December 31, 2010, our net revenue, operating income and Adjusted EBITDA (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) were $99.8 million, $9.2 million and $36.0  million, respectively, compared to $106.8 million, $20.2 million and $39.5 million, respectively, for the same period in 2009. The year-over-year decline in net revenue, operating income and Adjusted EBITDA was principally due to a decrease in patient treatments as a result of broad economic factors and the replacement of linacs at two single linac treatment centers, which caused a temporary closure of one treatment center for approximately two months and reduced IMRT utilization at the second treatment center for approximately 3 months. In addition, due to the location of one of these treatment centers, we were unable to transfer patients from that temporarily closed center to any of our other treatment centers. During the year ended December 31, 2010, we incurred approximately $1.7 million in temporary center closure costs. One of the two centers returned to normal operations in May 2010 and the other returned to normal operations in August 2010.

We were originally formed as a Delaware corporation in 1998. In 2006, we were acquired by Genstar and its affiliates. At the time we operated 28 treatment centers in two different states and had MSAs with 10 affiliated physician groups, representing approximately 50 physicians. Since the acquisition by Genstar, we have continued to grow our business, acquiring 11 additional treatment centers. Substantially all of the co-registrants were originally acquired in connection with the acquisitions of our various treatment centers and are currently dormant. Certain other co-registrants including USCC Acquisition Corp., USCC Florida Acquisition Corp. and US Cancer Care, Inc. were formed by Oncure Medical Corp. and currently serve as operating entities and are parties to certain of our MSAs. Our periodic reports are filed electronically with the United States Securities and Exchange Commission, or the SEC, and are available for free at the SEC’s website at www.sec.gov.

Industry Overview

According to the American Cancer Society, or ACS, over 19 million cancer cases have been diagnosed in the United States since 1990, with an estimated 1.5 million cases diagnosed in 2009. Approximately 77% of all cancer cases are currently being diagnosed in people over the age of 55. As the United States population and, in particular, the baby boomer generation ages, the number of cancer diagnoses are expected to continue to increase. The states in which we operate collectively represented approximately 19% of United States cancer cases in 2009 (California approximately 10%, Florida approximately 7% and Indiana approximately 2%).

The United States radiation therapy market was estimated to be approximately $8 billion in 2007. The market’s growth has been driven by an aging population, which is more likely to develop cancer, along with the development of radiation technologies that are effective in treating a greater range of cancer diagnoses. The radiation therapy market in the United States is highly fragmented with over 2,200 locations at which radiation therapy is provided. Free-standing radiation oncology treatment centers have grown in prevalence from approximately 400 in 1990 to over 1,000 in 2007. We believe that this growth has been driven by patients’ desire to receive radiation oncology treatments, which are typically given daily over a four- to nine-week period, at specialized centers that are convenient and located in their communities. Many of these free-standing treatment centers can benefit from professional management competencies such as technical staff recruiting, marketing, managed care contracting, receivables management, compliance, purchasing, information systems, accounting, human resource management and physician succession planning, and thus look to contract with companies like ours.

Cancer can be treated using a variety of methods. Although the majority of cancer patients receive radiation therapy, individuals diagnosed with cancer may elect to undergo surgery, chemotherapy and/or biological therapy in conjunction with, or instead of, radiation therapy. Radiation therapy is used to treat nearly two-thirds of all cancer patients in the United States. Radiation therapy is often curative with patients in whom cancer is localized and has not metastasized. Cancer patients are typically referred to a treatment center or radiation oncologist by medical oncologists, breast surgeons, general surgeons, urologists, family practice and internal medicine physicians in addition to other physician specialties and payor sources. Physicians advise patients to choose the type of treatment or combination of treatments based upon the type of cancer, the stage of development and the expected impact on the patients’ and his/her caregivers’ quality of life, including potential side effects, family stress and economic consequences.

Delivery of a beam of radiation at a targeted tumor area is currently the dominant treatment used in radiation oncology. Conventional Beam Treatment, or CBT, is delivered with limited precision and can expose patients to relatively high levels of radiation. The evolution of cancer research and technological advances have produced increasingly effective methods of radiation oncology treatment, including Intensity Modulated Radiation Therapy, or IMRT, and Image Guided Radiation Therapy, or IGRT, which deliver the necessary doses of radiation in a more targeted manner, thus minimizing the harm to healthy organs surrounding a tumor. The advancements in cancer targeting also result in fewer side effects and complications, enhancing a patient’s overall quality of life. These technological advances are further supported by payor approval of new cancer indications and diagnoses. We also believe that the discovery and utilization of new, innovative means of radiation therapy delivery and the increased awareness of next generation cancer therapy treatments by physicians and patients will continue to increase the use of radiation therapy for treating many types of cancer.

We expect future growth in the radiation therapy market to be driven by:

•                  increasing incidence of cancer associated with the aging population;

•                  advancing deployment and acceptance of radiation equipment technologies that increase the number of treatable cancer patients;

•                  new and more effective treatment technologies that achieve better patient results with fewer side effects and that have more attractive reimbursement levels;

•                  increasing physician and patient familiarity with the various cancer treatment options available, thus leading to greater demand for next generation therapies that prevent healthy tissue damage and improve quality of life; and

•                  continuing payor acceptance of evolving science and treatment technologies in radiation oncology, thereby leading to their approval of reimbursement for additional diagnoses and indications for reimbursement.

Our Business Strategy

We believe we are well positioned to leverage our physician business model, management expertise and infrastructure to increase our market share within our established geographic regions and selectively expand into new regions. Key elements of our business strategy include:

Continuing Opportunity with Next Generation Therapies.  We believe the increased utilization of next generation technologies will continue to be a key driver of our growth. Life improving, next generation technologies, such as IMRT and IGRT, enable value-added treatments that drive better clinical results and are typically reimbursed at higher rates than CBT treatments. These next generation technologies are also expanding into new cancer diagnoses and expanded indications, thereby broadening our market opportunity. We intend to actively invest in and implement new technologies along with providing our affiliated physician groups the necessary education and best practices to help improve clinical results. By ensuring that these necessary resources are available to our affiliated physician groups’ radiation oncologists, we believe they can generate significant incremental value from their existing base of business.

Focusing on Quality of Care.  We believe that our focus on patient service enhances the quality of care provided and strengthens our relationships with referring physicians. We focus on minimizing the physical and psychological discomfort for patients with a comprehensive and comfortable care setting. We aim to enhance a patient’s overall quality of life by providing technologically advanced radiation oncology treatment options, which deliver the necessary doses of radiation in a more targeted manner, thus minimizing the harm to healthy organs surrounding a tumor. Our treatment centers are generally located in convenient, community-based settings and are designed to deliver high-quality radiation therapy in a patient-friendly environment. Many centers offer support services designed to enhance the patient experience, such as support groups, psychological and nutritional counseling, and transportation assistance in a few cases.

Focusing on Same-Center Operating Performance.  We believe that a focus on census improvement, optimizing the utilization of new technologies, more efficient utilization of treatment center resources and talent management will result in the continued improvement of the financial performance of our existing treatment centers. We have, and believe we will continue to have, significant success driving census improvement through our proactive referral marketing programs, further advancements in web-based marketing, targeted physician recruitment and strategic payor negotiations. We have demonstrated an ability to enhance treatment center operations through our benchmarking programs, sharing of best practices and measuring performance with specified center metrics. Our benchmarking programs have been developed from historic center level staffing ratios based on the number of patients treated and are used to assess and monitor clinical operating efficiency and economic performance and to make changes in staffing to improve clinical and economic performance. Furthermore, our willingness and ability to invest in and implement new state-of-the-art equipment has helped drive same-center growth. Given the stable radiation oncology reimbursement environment and our extensive experience in local markets, we believe we will continue to show year-over-year growth at our existing treatment centers.

Expanding by Acquisitions in Targeted Geographic Regions.  The radiation therapy market remains highly fragmented and we believe there are numerous acquisition opportunities in both our current and new markets. We evaluate opportunities to grow through a disciplined and selective acquisition process that focuses on cash flow generation. Since the beginning of 2006, we have acquired 23 treatment centers, targeting markets that have attractive demographic trends where we can leverage operating costs and referral networks. In 2008, we acquired the assets of radiation oncology treatment centers in Fort Wayne, Indiana and executed a MSA with a radiation oncology group in Northeast Indiana, which moved us into an attractive new market where future potential acquisitions exist. Selectively targeting tuck-in acquisitions on an opportunistic basis has allowed us to acquire underperforming and undercapitalized treatment centers at attractive prices where we can focus on achieving operational synergies and cost savings. We have developed a systematic approach for integrating newly acquired treatment centers and have proven our ability to enhance affiliated physician group operations through benchmarking programs, sharing of best practices, developing targeted performance metrics across treatment centers and our willingness to invest and implement new technologies.

Developing New Treatment Centers and Pursuing Additional Joint Venture Opportunities.  We believe that developments in our current markets have the potential to provide significant near-term net revenue and Adjusted EBITDA growth for us, with moderate capital expenditure requirements. Our strategy is to further penetrate existing and contiguous markets that we believe offer an attractive opportunity for significant growth. We plan to open treatment centers in proximity to established treatment centers where requisite patient demand and referral source relationships exist. We believe this strategy also allows us to accelerate new treatment center growth by leveraging the existing reputation of our radiation oncologists within our affiliated physician groups, their referral network and our infrastructure. We also focus on joint-venture opportunities to expand our service and technology offering and to expand strategically.

Our Services

Radiation therapy treatments are primarily performed with a linear accelerator, or linac, which uses high-energy photons or electrons to destroy the tumor. Courses of treatment typically last from four to nine weeks. In advance of the actual treatments, a typical patient is provided the following services: (i) the patient is examined, counseled and advised of treatment options by a radiation oncologist; (ii) the agreed upon course of treatment is planned by a physicist under the oncologist’s direction; (iii) a trained dosimetrist designs and verifies that the treatment plan’s radiation dose and targeting are properly calibrated in the software that controls the linac; (iv) a trained radiation therapy technologist assists the patient to, and positions the patient on, the linac and (v) the technologist verifies the planned dose and beam target before delivering the radiation oncology treatment. Through the use of our treatment centers and equipment, our affiliated physician groups offer a wide array of radiation oncology treatments to cancer patients. The radiation oncologists maintain full control over the provision of medical services at our treatment centers while we provide the non-medical business functions, such as technical staff recruiting, marketing, managed care contracting, receivables management and compliance, purchasing, information systems, accounting, human resource management and physician succession planning. Many of our radiation oncology treatment centers also offer support services designed to enhance the patient experience such as support groups, psychological and nutritional counseling and transportation assistance.

The majority of individuals who undergo radiation therapy for cancer are treated with external beam radiation therapy. External beam radiation therapy involves exposing the patient to an external source of radiation through the use of special equipment that directs radiation at the cancer. Equipment utilized for external beam radiation therapy varies as some are better for treating cancers near the surface of the skin and others are better for treating cancers deeper in the body. A linac, the common piece of equipment used for external beam radiation therapy, can create both high-energy and low-energy radiation. High-energy radiation is used to treat many types of cancer while low-energy radiation is used to treat some forms of skin cancer. A course of external beam radiation therapy typically ranges from four to nine weeks. Treatments generally are given to a patient once each day with each session lasting for approximately 15 to 20 minutes.

Another category of radiation therapy is internal radiation therapy, which involves the placement of the radiation source inside the body. The source of the radiation (such as radioactive iodine) is sealed in a small holder, known as an implant, and is introduced through the aid of thin wires or plastic tubes. Internal radiation therapy places the radiation source as close as possible to the cancer cells and delivers a higher dose of radiation in a shorter time than is possible with external beam treatments. Implants may be removed after a short time or left in place permanently (with the radioactivity of the implant dissipating over a short time frame). Temporary implants may be either low-dose rate or high-dose rate. Low-dose rate implants are left in place for several days while high-dose rate implants are removed after a few minutes.

Each of our treatment centers is designed to provide a comprehensive array of outpatient programs necessary to treat a cancer patient with radiation therapy. Of our 37 treatment centers, 33 are equipped with a linac that we own or lease. We have an advanced base of technology, including IMRT capabilities in all but one of our treatment centers and IGRT capabilities in a majority of our treatment centers. Our treatment centers provide a wide variety of therapies, however, our primary therapies are:

•                  Conventional Beam Therapy or CBT:  The dominant form of radiation oncology treatment, which may result in relatively high radiation exposure with limited precision, CBT enables radiation oncologists to utilize linac machines to direct radiation beams at the tumor location. After clinical treatment planning is completed, the final configuration of the treatment parameters in the linacs is tested on the patient using a computerized fluoroscopic simulator or by means of computer simulation. The simulator is employed to test the prescribed coordinates of the beam for effective treatment and minimization of exposure (and, therefore, risk of injury) of healthy tissue and critical body structures. Before radiation is administered, custom protective blocks are designed and shaped for each patient to ensure that non-targeted tissue is blocked as thoroughly as possible from radiation. These services are provided by all of our centers.

•                  Intensity Modulated Radiation Therapy or IMRT:  This state-of-the-art cancer treatment method utilizes computer-controlled x-ray accelerators to deliver precise doses of radiation that conform to the three dimensional shape of the tumor by modulating the intensity of an external beam. By targeting tumors more precisely than is possible with CBT, IMRT can deliver higher radiation doses directly to cancer cells while sparing surrounding healthy tissue. These services are provided by all of our centers.

•                  Image Guided Radiation Therapy or IGRT:  This treatment combines precise three dimensional imaging from computerized tomography scanning or precise x-ray with highly targeted radiation beams via IMRT. This technology allows clinicians to locate a tumor target prior to a radiation oncology treatment, dramatically reducing the need for large target margins, which have traditionally been used to compensate for errors in localization. As a result, the amount of healthy tissue exposed to radiation can be reduced, minimizing the incidence of side effects. The clinical application for expanded treatment sites using IGRT includes the pancreas, lung and liver. These services are provided by 21 of our centers.

In addition to the above mentioned therapies, we also offer other advanced services at various of our centers, including:

•                  Positron Emission Tomography (or PET)—Computed Tomography (or CT):  Involves the injection of radioactive isotopes into a patient to obtain images of metabolic physiologic processes. The application of PET in the detection of cancer has become significant in the last two years, as it is the first diagnostic procedure that can detect and monitor a patient’s metabolic malignancies. PET/CT provides information that is not available with other medical imaging and combines the metabolic cancer cells detection of PET with an anatomical picture of the tumor on a CT. These services are provided by seven of our centers.

•                  High Dose Rate Brachytherapy:  This treatment involves the use of radioactive isotopes placed directly in contact with cancer tissues, which are then removed when a lethal dose of radiation has been delivered to the cancer. These services are provided by 17 of our centers.

•                  Simulation, Dosimetry and Three Dimensional Conformal Treatment Planning:  These procedures involve the use of a computer scan, allowing tumors to be visualized in a three dimensional format. This makes it possible to treat the cancer volume with very narrow margins, which greatly decreases the amount of normal tissue irradiated and treatment side effects. This technique also permits the delivery of a larger lethal dose of radiation to the cancer. These services are provided by all of our centers.

•                  Prostate Implantation:  Involves the use of palladium and iodine “seeds” and other radioactive implants (radioactive isotopes) in the treatment of prostate cancer while sparing the nearby organs and structures. These services are provided by 19 of our centers.

•                  Stereotactic Radiosurgery or SRS:  Enables delivery of concentrated, precise, high dose radiation beams to localized tumors. Historically, stereotactic radiosurgery was used primarily for contained lesions of the brain but recent advancements in imaging technologies have allowed more types of tumors to be targeted, therefore broadening the use of stereotactic radiosurgery for extra-cranial cancers. These services are provided by five of our centers.

•                  Cyber Knife:  A SRS device with a linac mounted on a robotic arm. Through the use of image guidance cameras, the cyber knife system locates the position of the tumor. The linac attached to the robotic arm delivers multiple beams of radiation that converge at the tumor site. Thus, the tumor receives a concentrated dose of radiation while minimizing exposure to surrounding normal tissue. With sub-millimeter accuracy, the cyber knife is used to treat vascular abnormalities, tumors and cancers of the body. These services are provided by our Southside joint venture.

Our Operations

We have over 12 years of experience operating radiation oncology treatment centers and have developed an integrated operating model. We operate all of our treatment centers pursuant to MSAs between affiliated physician groups and our wholly owned subsidiaries. Our MSAs generally require us to provide our treatment centers with technical staff recruiting, marketing, managed care contracting, receivables management, compliance, purchasing, information systems, accounting, human resource management and physician succession planning. Pursuant to our MSAs, our management services revenues include compensation by the affiliated physician groups for expenses incurred in operating our treatment centers plus a fee based on the earnings of our affiliated physician groups, with the exception of one MSA in California, under which we earn our management fee based on a fixed percentage of the affiliated physician group’s net revenue. As such, the operating  costs of the treatment centers are our responsibility. Since 2006, we have successfully renewed every MSA that has come to term under substantially similar terms for an additional period of five or more years.

Our California treatment centers accounted for approximately 57%, 52% and 53% of our net revenues during fiscal years 2008, 2009 and 2010, respectively.  Our Florida treatment centers accounted for approximately 35%, 34% and 34% of our net revenues during fiscal years 2008, 2009 and 2010, respectively.  We have two management agreements that generated approximately 24% and 13% of revenue, respectively, for the year ended December 31, 2010, 23% and 13% of revenue, respectively, for the year ended December 31, 2009, and 24% and 14% of revenue, respectively for the year ended December 31, 2008.  Our MSA with the California treatment centers expires in 2016, while our MSA with the Florida treatment centers expires in 2011.

Treatment Center Operations.  Our treatment centers are designed to deliver high-quality radiation therapy in a patient-friendly environment. Each of our treatment centers is equipped to provide a comprehensive array of outpatient programs necessary to treat a cancer patient with radiation therapy. We have an advanced base of technology, including IMRT capabilities in all but one of our treatment centers and IGRT capabilities in a majority of our treatment centers. In addition, our physician groups offer other advanced services, including PET/CT, Cyber Knife and SRS.

Our treatment centers generally range from 4,000 to 12,000 square feet and typically have a staff of between eight and 15 people, depending on patient volume. Our treatment centers generally include a patient waiting room, dressing rooms, exam rooms and hospitality rooms, all of which are designed to minimize patient discomfort. The usual complement of treatment center staff members includes radiation oncologists, physicists, dosimetrists, radiation therapy technologists, oncology nurses, medical assistants and receptionists. We employ all of these individuals with the exception of radiation oncologists, which are employed by our affiliated physician groups. Given the relative geographic proximity of many of our centers, we believe we are able to efficiently share our highly skilled personnel, thereby avoiding costly duplication of services and staffing shortages.

Cancer patients referred to our treatment centers are provided with an initial consultation, which includes an evaluation of the patient’s condition to determine if radiation therapy is appropriate, followed by a discussion of the effects of the therapy. If radiation therapy is selected as a method of treatment, the clinical treatment team engages in clinical treatment planning using x-rays, CT imaging, ultrasound, PET imaging, dosimetry and three dimensional conformal treatment planning in order to locate the tumor and determine the best treatment methodology and regimen.

Standardized Operating Procedures.  We employ methods by which we share knowledge and best practices across our network quickly to drive superior clinical results. In addition, we have developed standardized operating procedures for our treatment centers in order to ensure that our professionals, including the radiation therapists, physicists, dosimetrists, engineers and oncology nurses that support the physicians, are able to operate uniformly and efficiently. Our manuals, policies and procedures are refined and modified as needed to increase productivity and efficiency and to provide for the safety of our employees and patients.

Referral Source and Business Development.  Cancer patients are primarily referred by medical oncologists, breast surgeons, general surgeons, urologists, family practice physicians and internal medicine physicians in addition to other physician specialties. Our affiliated radiation oncologists actively develop their referral base by establishing strong clinical relationships with referring physicians. Patient referrals to a particular radiation oncologist or his/her group may be influenced by managed care organizations with which we maintain contractual agreements. Additionally, we have a business development team with dedicated marketing and graphics professionals. Our business development team conducts a proactive referral marketing and physician outreach program. Our business development team works closely with our affiliated radiation oncologists and local marketing specialists to attract new referral sources through a combination of educating physicians, targeted advertising and relationship building. Moreover, proactive communication with referral sources throughout the treatment process keeps all parties informed and engaged to facilitate effective results.

Recruitment, Retention and Development of Highly Skilled Professionals.  We believe that our patient-focused staff and culture of providing extraordinary patient experiences is the foundation of our success. We believe that our highly skilled professionals give us a competitive advantage as we capitalize on our regional presence by sharing personnel and best practices across our network of treatment centers. The ability to recruit talented employees allows our affiliated physician groups to effectively treat our patients, improve referral source relationships and pursue our growth strategies. We attract and retain employees by offering a culture of excellence, the ability to work in state-of-the-art treatment centers, continuing education, competitive pay, incentive programs and opportunities for advancement. We conduct regular talent management programs that utilize the experience and know-how of our employees. We use our targeted physician succession planning and recruitment programs to strengthen and maintain referral source relationships. Our affiliated physician groups have low physician turnover rates.

Payor Relationships.  Our affiliated physician groups receive payments for their services and treatments rendered to patients covered by Medicare, Medicaid, third-party payors and self-pay patients. Most of our treatment centers’ revenue from third-party payors is from managed care organizations and is attributable to contracts we have negotiated with them. These agreements specify fixed fees for services provided at our treatment centers, and give the managed care organization the ability to market access to our affiliated physician groups and physicians to their members.

Coding, Billing and Receivable Management.  Our affiliated physician groups provide radiation therapy services under a significant number of different professional and technical codes, which determine reimbursement. Our affiliated physician groups rely on us to provide the complex coding, billing and collections process. Our Chief Compliance Officer, Director of Billing and professional coders work together to establish coding and billing rules and procedures to be utilized at our radiation oncology treatment centers providing consistency across centers. In each radiation oncology treatment center, trained staff administer these rules in coordination with the technical personnel located at each treatment center. To provide an external check on the integrity of the coding process, we conduct chart audits and have also retained the services of a third-party consultant to review and assess our coding procedures and processes on a periodic basis. Our billing and collection functions are conducted at two centralized locations.

Compliance Program.  We have a compliance program that is consistent with guidelines issued by the Department of Health and Human Services. As part of the compliance program, we have appointed a Chief Compliance Officer who is a member of our executive management team. Our program includes an anonymous toll-free hotline reporting system through a third party vendor, annual compliance training programs, auditing and monitoring programs, and a disciplinary system to enforce adherence to our compliance program and related policies. As part of our compliance program, we screen employees through applicable federal and state databases of sanctioned individuals under governmental healthcare programs. Auditing and monitoring activities include the review of claims preparation and submission as well as review of proper coding, billing and documentary back-up material in accordance with reimbursement regulations. We also distribute periodic compliance alerts and provide the members of our affiliated physician groups with compliance training on an ongoing basis.

Management Information Systems.  We utilize centralized management information systems to monitor data related to each treatment center’s operations and financial performance. Our management information systems are used to track patient data, physician productivity and coding, and billing functions. Our management information systems also provide monthly budget analyses, financial comparisons to prior periods and comparisons among treatment centers, thus enabling management to evaluate the individual and collective performance of our treatment centers. We periodically review our management information systems for possible refinements and upgrading. Our management information systems personnel install and maintain our system hardware, develop and maintain specialized software and are able to integrate the systems of the groups we acquire.

Maintenance and Physics Functions.  We employ or contract with a licensed physicist at each treatment center to assist us and our affiliated physician groups with acquisition, installation, calibration, use and maintenance of our linacs and other related equipment. All patient treatment equipment is under the direct oversight of the assigned physicists. We also utilize the services of the original manufacturers of our equipment and other third-party vendors to perform preventive maintenance, repairs, installation and de-installation and redeployment of our linacs. We believe this helps to ensure the quality of service provided by our affiliated physician groups, the integrity of our equipment, maximized equipment utilization and minimizes equipment downtime. Our physicists monitor and test the accuracy of each of our linacs on a regular basis in accordance with applicable regulations or more frequently, if necessary, to ensure that our linacs are uniformly and properly calibrated.

Clinical Research.  We maintain information on over 30,000 patients. This data can be used by the radiation oncologists and others to research treatment patterns and potentially improve patient care.

Employees

As of December 31, 2010, we had approximately 460 employees. None of our employees are party to a collective bargaining agreement and we consider our relationships with our employees to be good. We believe we provide competitive wages and benefits and offer our employees a professional work environment that we believe helps us recruit and retain the staff we need to operate our treatment centers. As of December 31, 2010, we were also affiliated with 14 physician groups that employed approximately 70 radiation oncologists. We do not employ radiation oncologists in part due to laws and regulations placing a prohibition on such employment in one state in which we currently operate.

Insurance

We are subject to claims and legal actions in the ordinary course of business. To cover these claims, we maintain professional liability insurance for our non-physician clinical professionals, as well as general liability and property insurance in amounts we believe are sufficient for our operations. Our professional liability insurance provides primary coverage on a claims-made basis per incident and in annual aggregate amounts. In addition, we currently maintain umbrella coverage, which provides additional coverage for general liability and automobile liability claims. We also maintain directors and officers liability, employer practices liability, and fiduciary liability insurance.

Competition

The radiation therapy market is highly fragmented and our business is highly competitive. The principal competitive factors are patient service and satisfaction, quality of care, radiation oncologists’ experience and expertise, strength of operational systems, access to advanced treatment procedures and planning techniques, ease of physical access, breadth of managed care contract coverage, strength of patient referrals, management strength and regional network market share. Several sources of competition exist, including sole practitioners, single and multiple specialty physician groups, hospitals and other operators of radiation therapy centers.

Regulation

The healthcare industry is highly regulated and the federal and state laws that affect our business are significant. Federal law and regulations are based primarily upon the Medicare and Medicaid programs, each of which is financed, at least in part, with federal money. State jurisdiction is based upon the state’s authority to license certain categories of healthcare professionals and providers and the state’s interest in regulating the quality of healthcare in the state, regardless of the source of payment. The significant areas of federal and state regulatory laws that could affect our ability to conduct our business include those regarding:

•                  the Medicare and Medicaid programs;

•                  false and other improper claims;

•                  the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2007, or HITECH;

•                  civil and monetary penalties law;

•                  privacy, security and code set regulations;

•                  anti-kickback laws;

•                  the Stark Law and other self-referral and financial inducement laws;

•                  fee-splitting;

•                  corporate practice of medicine;

•                  anti-trust; and

•                  licensing.

A violation of these laws could result in civil and criminal penalties, the refund of monies paid by government and/or private payors, exclusion of physicians, the affiliated physician groups or us from participation in Medicare and Medicaid programs and/or loss of physician license to practice medicine. We believe we exercise care in our efforts to structure our arrangements with our affiliated physician groups to comply with applicable federal and state laws. We have a Corporate Compliance Program consistent with relevant requirements set forth by the Office of the Inspector General, or OIG, and the Department of Health and Human Services, or HHS. Although we believe we are in material compliance with all applicable laws, these laws are complex and a review of our affiliated physician groups by a court, or law enforcement or regulatory authority could result in an adverse determination that could harm our business. Furthermore, the laws applicable to us are subject to change, interpretation and amendment, which could adversely affect our ability to conduct our business.

We estimate that approximately 46%, 44% and 44% of our affiliated physician groups’ net revenue for fiscal years 2008, 2009 and 2010, respectively, consisted of reimbursements from Medicaid and Medicare government programs. In order to be certified to participate in the Medicare and Medicaid programs, each provider must meet applicable HHS regulations and requirements relating to, among other things, the type of facility, operating policies and procedures, maintenance equipment, personnel, standards of medical care and compliance with applicable state and local laws. Our affiliated physician groups and their physicians are certified to participate in the Medicare and Medicaid programs.

Federal Law

The federal healthcare laws apply in any case in which we are providing an item or service that is reimbursable under Medicare or Medicaid. The principal federal laws that affect our business include those that prohibit the filing of false or improper claims with the Medicare or Medicaid programs, those that prohibit unlawful inducements for the referral of business reimbursable under Medicare or Medicaid and those that prohibit the provision of certain services by a provider to a patient if the patient was referred by a physician with which the provider has certain types of financial relationships.

False and Other Improper Claims.  The federal False Claims Act permits the government to fine us if we knowingly submit, or participate in submitting, any claims for payment to the federal government that are false or fraudulent, or that contain false or misleading information. A provider or billing agent can be found liable not only for submitting false claims with actual knowledge, but also for doing so with reckless disregard or deliberate ignorance of such falseness. In addition, knowingly making or using a false record or statement to receive payment from the federal government is also a violation. If we are ever found to have violated the False Claims Act, we could be required to make significant payments to the government (including damages and penalties in addition to the reimbursements previously collected) and could be excluded from participating in Medicare, Medicaid and other federal healthcare programs. Knowingly making, using or causing to be used claims that are false or fraudulent carries a penalty of up to $50,000 for each false record or statement.

Under the False Claim Act’s “whistleblower” provisions, a private individual is permitted to bring an action on behalf of the government alleging that the defendant has defrauded the government. After the individual has initiated the lawsuit, the government must decide whether to intervene (and become the primary prosecutor) or decline to join, in which case the individual may choose to pursue the case alone and retain primary control over the prosecution. If the litigation is successful, the individual is entitled to a percentage of whatever the government recovers, ranging from 15-30%, depending on whether the government intervened and a host of other factors. Recently, the number of suits brought against healthcare providers by individuals has increased dramatically. Indeed, under the Deficit Reduction Act of 2005, states are being encouraged to adopt legislation similar to the federal False Claims Act to establish liability for the submission of fraudulent claims to the state Medicaid program. Even where a whistleblower action is dismissed with no monetary judgment, we may incur substantial legal fees and other costs relating to an investigation. Liability under the False Claims Act would adversely affect our financial performance and our ability to operate our business.

While the criminal statutes generally are reserved for instances evidencing fraudulent intent, the civil and administrative penalty statutes are being applied by the federal government in an increasingly broad range of circumstances. Examples of the type of activity giving rise to liability for filing false claims include, but are not limited to:

•                  failure to comply with the technical billing requirements applicable to our Medicare and Medicaid business (e.g., mis-coding of services and billing for services not rendered);

•                  failure to comply with the Anti-Kickback Law and/or Stark Law (as described in more detail below);

•                  failure to comply with the Medicare physician supervision requirements applicable to the services our affiliated physician groups provide, or the Medicare documentation requirements concerning such physician supervision; and

•                  the past conduct of the companies we have acquired.

Additionally, the federal government takes the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant should have known that the services were unnecessary. The federal government also takes the position that claiming reimbursement for services that are substandard is a violation of these statutes if the claimant should have known that the care was substandard. Criminal penalties also are available in the case of claims filed with private insurers if the federal government shows that the claims constitute mail fraud or wire fraud or violate a number of federal criminal healthcare fraud statutes.

Medicare carriers and state Medicaid agencies also have certain fraud and abuse authority. Private insurers may also bring actions under false claim laws. In addition, the federal government has engaged a number of nongovernmental-audit organizations to assist it in tracking and recovering false claims for healthcare services. The illegal practices targeted include:

•                  billing for tests/procedures not performed;

•                  billing for tests/procedures not medically necessary or not ordered by the physician;

•                  “upcoding” tests/procedures to realize higher reimbursement than what is owed;

•                  offering inducements to physicians to encourage them to refer patients; and

•                  submitting duplicate billings.

Further, on May 20, 2009, President Obama signed into law the Fraud Enforcement and Recovery Act of 2009, which greatly expanded the types of entities and conduct subject to the federal False Claims Act. The Fraud Enforcement and Recovery Act appropriated over $500 million for federal law enforcement authorities to combat financial fraud in 2010 and 2011.

Most recently, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), also known as health care reform. PPACA, among other things, heightens potential liability under the federal False Claims Act by allowing more whistleblower lawsuits alleging violations through a narrowing of the triggers for the public disclosure bar.

The public disclosure bar, which previously served to protect the health care industry from opportunistic whistleblower lawsuits, prohibits whistleblower lawsuits based on information that has already been publicly disclosed in certain ways. PPACA also amended the False Claims Act so that the public disclosure bar is not jurisdictional and does not require dismissal if the government opposes dismissal. Finally, PPACA relaxes the requirement that the whistleblower, where there has been a public disclosure, have direct knowledge of the action and merely requires that the whistleblower have independent knowledge which adds materially to the publicly disclosed allegations. While the full impact of these changes is not yet known, they are predicted to increase whistleblower lawsuits. If an individual were to file such a suit against us, even if without merit, we could incur significant legal fees in investigating and defending the action.

Further, the PPACA now requires that overpayments be returned within 60 days of identification of the overpayment or the date a corresponding cost report is due (whichever is later), along with a written explanation of the reason for the overpayment. Any overpayment retained after this deadline will now be considered an “obligation” for purposes of the False Claims Act and subject to fines and penalties.

In addition to the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA created new federal statutes designed to combat fraud and false statements in the healthcare context. The false statement provision prohibits knowingly and willingly falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs.

We believe our billing and documentation practices comply with applicable laws and regulations in all material respects. Our Chief Compliance Officer and Director of Billing along with our professional coders, work together to establish coding and billing rules and procedures to be utilized at our radiation oncology treatment centers and provide consistency across centers. Billing and collection functions are conducted at two centralized locations. In each radiation oncology treatment center, trained staff are in charge of executing these rules and procedures with the technical personnel located at each treatment center. To provide an external check on the integrity of the coding process, we conduct chart audits and have also retained the services of a third-party consultant to review and assess our coding procedures and processes on a periodic basis. Although we monitor our billing practices for compliance with applicable laws, such laws are very complex and we might not have sufficient regulatory guidance to assist us in our interpretation of these laws. A determination that we have violated these laws could result in significant civil or criminal penalties which could harm our business. We and/or our affiliated physician groups could also become the subject of a federal or state civil or criminal investigation or action, could be required to defend the results of such investigation and be subjected to possible civil and criminal fines. We and/or our affiliated physician groups could also be sued by private payors and be excluded from Medicare, Medicaid or other federally funded healthcare programs.

HIPAA.  In addition to creating civil and criminal liability in connection with the federal statutes discussed above, HIPAA, as amended by HITECH also establishes uniform standards governing the conduct of certain electronic health care transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by certain covered entities, including health care providers.

Pursuant to HIPAA, HHS has issued regulations and standards designed to protect the privacy and security of individually identifiable healthcare information. The requirements and restrictions contained in these regulations apply to us and our treatment centers. The HIPAA regulations, which are described more fully below, include:

•                  privacy regulations that restrict the use and disclosure of individually identifiable health information and create various privacy rights for individuals;

•                  security regulations that require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form; and

•                  transaction standards regulations that prescribe specific transaction formats and data code sets for specified electronic healthcare transactions.

If we fail to comply with the HIPAA regulations, we and/or our affiliated physician groups may be subject to civil monetary penalties and, in certain circumstances, criminal penalties. The American Recovery and Reinvestment Act of 2009,

commonly referred to as the economic stimulus package, included the HITECH Act which made a variety of changes to HIPAA, including the creation of a multi-tier approach for civil monetary penalties applicable to HIPAA violations:

•                  In the absence of knowledge of a violation occurring before February 18, 2009, the civil monetary penalty applicable to a covered entity shall be $100 per violation not to exceed $25,000 for all identical violations in a calendar year. For violations occurring on or after February 18, 2009, the penalty can range from $100 to $50,000 per violation not to exceed $1.5 million for all identical violations in a calendar year;

•                  If the violation occurred due to reasonable cause but not willful neglect, the penalty shall be at least $1,000 to $50,000 per violation not to exceed $1.5 million for all identical violations in a calendar year;

•                  If the violation occurred due to willful neglect but was corrected within 30 days, the penalty shall be at least $10,000 to $50,000 per violation not to exceed $1.5 million for all identical violations in a calendar year; and

•                  If the violation occurred due to willful neglect and was not corrected within 30 days, the penalty shall be at least $50,000 per violation not to exceed $1.5 million for all identical violations in a calendar year.

The HIPAA regulations related to privacy establish comprehensive federal standards restricting the use and disclosure of individually identifiable health information or protected health information, PHI. In addition to establishing limits on the use and disclosure of PHI, the privacy regulations provide for patients’ rights, including rights to access, and to request amendment of, and receive an accounting of certain disclosures of PHI. HHS has indicated that cells and tissues are not PHI, but that analyses of them are protected, such that if a person provides cells to a researcher and tells the researcher that the cells are an identified individual’s cancer cells, that accompanying statement is PHI about that individual. In addition, each covered entity must contractually bind individuals and entities that furnish services to the covered entity or perform a function on its behalf, and to which the covered entity discloses PHI, to restrictions on the use and disclosure of that information. The privacy regulations do not supersede state laws that are more stringent or grant greater privacy rights to individuals. Thus, we must additionally comply with other state privacy laws. We have implemented extensive policies and procedures designed to protect our affiliated physician groups’ patients’ privacy and have designated a Privacy Officer to comply with these regulations. We believe our operations are in material compliance with the privacy regulations, but there can be no assurance that the federal government would determine that we are in compliance.

The HIPAA security regulations establish detailed requirements for safeguarding PHI that is electronically transmitted or electronically stored. We have implemented extensive policies and procedures designed to protect our affiliated physician groups’ patients’ health information and have appointed a Security Officer to comply with these regulations. Nevertheless, there can be no assurances that the government would deem us to be in full compliance with the security regulations.

The HIPAA transaction standards regulations are intended to simplify the electronic claims process and other healthcare transactions by encouraging electronic transmission rather than paper submission of claims. These regulations provide for uniform standards or data reporting, formatting and coding that we must use in certain transactions with health plans. We have implemented or upgraded our computer and information systems as we believe necessary to comply with our transaction standards regulations.

In addition to increasing the penalties applicable to HIPAA violations, the HITECH Act also dramatically expanded, among other things: (1) the scope of HIPAA to require “business associates” to themselves comply with certain requirements of the HIPAA privacy and security regulations; (2) substantive security and privacy obligations, including notification requirements to affected individuals and others of certain breaches of unsecured PHI; and (3) restrictions on marketing communications and creation of a prohibition on covered entities or business associates from receiving remuneration in exchange for PHI.

We are currently unable to estimate the total cost of complying with these regulations and the consequences to our business. Although we believe that we are in material compliance with the applicable HIPAA standards, rules and regulations, as amended by the HITECH Act, if we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

As noted above, in addition to federal regulations issued under HIPAA, some states have enacted privacy and security statutes and/or regulations that are, in some cases, more stringent than those issued under HIPAA. In those cases, it may be necessary to modify our operations and procedures to comply with the more stringent state laws, which may entail significant and costly changes for us. We believe that we are in compliance with such state laws and regulations. However, if we fail to comply with applicable state laws and regulations, we could be vulnerable to the imposition of additional sanctions.

Federal Anti-Kickback Law.  Federal law commonly known as the “Anti-Kickback Statute” prohibits the knowing and willful solicitation, receipt, offer or provision of remuneration (direct or indirect, overt or covert, in cash or in kind) which is intended to induce:

•                  the referral of an individual for a service for which payment may be made by Medicare and Medicaid or certain other federal healthcare programs; or

•                  the ordering, purchasing, leasing or arranging for, or recommending the purchase, lease or order of, any service or item for which payment may be made by Medicare, Medicaid or certain other federal healthcare programs.

The definition of “remuneration” has been broadly interpreted to include anything of value. This may include, for example, gifts, discount, credit arrangements, waivers of payments, the furnishing of supplies or equipment and providing anything at less than its fair market value. Nevertheless, under the “one purpose test,” courts have found prohibited remuneration which is offered or paid for otherwise legitimate purposes if the circumstances show that one purpose of the arrangement is to induce referrals. Even bona fide investment interests in a healthcare provider may be questioned under the Anti-Kickback Statute if the government concludes that the opportunity to invest was offered as an inducement for referrals. The penalties for violations of this law are severe and include criminal penalties and civil sanctions including fines and/or imprisonment and exclusion from the Medicare and Medicaid programs.

As a result of the passage of PPACA, a person no longer needs to have actual knowledge of the Anti-Kickback Statute nor the specific intent to violate the statute in order to be subject to its broad penalties. PPACA also amends the Anti-Kickback Statute to explicitly provide that a violation of the statute constitutes a false or fraudulent claim under the federal False Claims Act, discussed above. Finally, PPACA updates the definition of a “health care fraud offense” in the federal criminal code to include violations of, among other laws, the Anti-Kickback Statute. This change will enable increased enforcement of alleged violations of the Anti-Kickback Statute.

In recognition of the practical reality that the Anti-Kickback Statute may prohibit innocuous or beneficial arrangements within the healthcare industry, the U.S. Department of Health and Human Services issued regulations in July of 1991 that create a series of “safe-harbors.” These regulations set forth certain provisions which, if met in form and substance, assure health care providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. Failure to meet the requirements of a safe harbor, however, does not necessarily mean a transaction violates the Anti-Kickback Statute.

There are several aspects of our relationships with physicians to which the Anti-Kickback Statute may be relevant. As billing agents for our affiliated physician groups, we claim reimbursement from Medicare or Medicaid for services that are ordered, in some cases, by our radiation oncologists who hold shares, or options to purchase shares, of our common stock. In addition, other physicians who become investors in us pursuant to or after the private note offering may refer patients to us for those services. Although neither the existing nor potential investments in us by physicians qualify for protection under the safe harbor regulations, we do not believe that these activities fall within the type of activities the Anti-Kickback Statute was intended to prohibit. We also claim reimbursement from Medicare and Medicaid for services referred from other healthcare providers with whom we have financial arrangements. While we believe that these arrangements generally fall within applicable safe harbors or otherwise do not violate the law, there can be no assurance that the government will agree, in which event we could be harmed.

We believe our operations are in material compliance with applicable Medicare and fraud and abuse laws and seek to structure arrangements to comply with applicable safe harbors where reasonably possible. Even though we continuously strive to comply with the requirements of the Anti-Kickback Statute, liability may still arise because of the intentions or actions of the parties with whom we do business. In addition, we may have Anti-Kickback liability based on arrangements established by the entities we have acquired if any of those arrangements involved actions, even in the absence of specific intent, to exchange remuneration for referrals, as prohibited by the Anti-Kickback Statute. If our arrangements were found to be illegal, we, our affiliated physician groups and/or the individual physicians would be subject to civil and criminal penalties, including exclusion from the participation in government reimbursement programs, and our arrangements would not be legally enforceable, which could materially adversely affect us.

The OIG issues advisory opinions that provide advice on whether proposed business arrangements violate the anti-kickback law. In Advisory Opinion 98-4, the OIG addressed physician practice management arrangements. In Advisory Opinion 98-4, the OIG found that administrative services fees based on a percentage of affiliated physician group revenue may violate the Anti-kickback Statute. This Advisory Opinion suggests that OIG might challenge certain prices below Medicare reimbursement rates or arrangements based on a percentage of affiliated physician group revenue. We believe that the fees we charge for our services under our MSAs are commensurate with the fair market value of the services. While we believe our arrangements are in material compliance with applicable law and regulations, OIG’s advisory opinion suggests there is a risk of an adverse OIG finding relating to the business practices reviewed in the advisory opinion. Any such finding could have a material adverse impact on us.

The Stark Self-Referral Law.  Our financial relationships with our affiliated physicians are also subject to the Ethics in Patient Referral Act of 1989, commonly referred to as the federal physician self-referral prohibition or Stark Law.  The Stark Law is a strict liability statute which generally prohibits a physician from referring a patient to an entity for certain designated health services (which includes, among other services, radiology services, infusion therapy, radiation therapy and supplies and hospital inpatient and outpatient services) reimbursable by Medicare or Medicaid if the physician (or an immediate family member) has any financial arrangement with the entity unless a statutory or regulatory exception applies.

We believe that we have structured all of our arrangements with our affiliated physicians and physician groups in compliance with an applicable Stark exception.  For example, the Stark Law explicitly excludes any referrals of radiation oncologists for radiation therapy if:  (1) the request is part of a consultation initiated by another physician; and (2) the tests or services are furnished by or under the supervision of the radiation oncologist. Financial relationships with referring physicians who are not radiation oncologists but are bona fide employees of the companies or professional corporations owned, in part, by certain of our affiliated physicians with whom we have MSAs, meet the employment exception under the Stark Law.  The employment exception requires, among other things, that the compensation be consistent with the fair market value of the services provided, and that it not take into account (directly or indirectly) the volume or value of any referrals by the referring physician.  In addition, referring physicians who have ownership interests in our company meet the in-office ancillary services exception and/or the exception for a referring physician’s ownership of publicly traded securities in a corporation with shareholders’ equity exceeding $75 million as of the end of the entity’s most recent fiscal year.

Most recently, PPACA, created new provisions applicable to the Stark Law exception for in-office ancillary services. These provisions are designed to prevent unnecessary referrals for specialists. For MRI, CT, PET and any other designated health service, the referring physician is required to (i) inform the patient in writing at the time of the referral to his own physician group that the patient may obtain the services from any provider; and (ii) provide the patient with a written list of providers who furnished such services in the area where the patient lives. PPACA also creates a voluntary self-disclosure protocol for violations of the Stark Law and authorizes HHS to reduce the amount due and owing for violations taking into consideration various factors in HHS’ discretion. The Stark Law also prohibits “circumvention schemes” designed to obtain referrals indirectly that cannot be made directly. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid program in violation of the Stark Law is subject to civil monetary penalties for each claim submitted, an assessment of up to three times the amount claimed, and possible exclusion from participation in federal health care programs. Claims submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts in connection with a prohibited referral is legally obligated to refund such amounts.

We believe that our current operations comply in all material respects with the Stark Law and do not believe that we have established any arrangements or schemes involving any service of ours which would violate the Stark Law or the prohibition against schemes designed to circumvent the Stark Law. Although we rely on various Stark Law exceptions that except either the referral or the financial relationship involved, we may not be aware of all the financial arrangements the physician groups with whom we contract and their physicians and immediate family members have with entities to which they refer patients.

As a general matter, both federal and state government agencies are continuing heightened and coordinated civil and criminal enforcement efforts. In issuing agency work plans, the federal government has made clear its intent to continue to scrutinize, among other thing, the billing practices of hospitals and other providers of health care services. The federal government has also increased funding to fight healthcare fraud and is coordinating its enforcement efforts among various agencies, including the U.S. Department of Justice, the U.S. Department of Health and Human Services, OIG and state Medicaid fraud control units. More specifically, PPACA increases funding for the Heath Care Fraud and Abuse Control Account for the next ten years by $10 million annually plus an additional $250 million between 2011 and 2016. Additionally, the PPACA authorizes the suspension of Medicare and Medicaid payments pending investigation of a credible allegation of fraud. As a result, in addition to legal and operational costs associated with a pending investigation, our revenues could be adversely affected by suspension of Medicare and Medicaid reimbursement to our affiliated physician groups.

State Law

Typically, states are free to, and do, enact their own penalty provisions with respect to violations of health care fraud statutes such as anti-kickback and anti-referral laws. In some states, these penalties may include exclusion from the state Medicaid program. However, PPACA now requires states to terminate individuals or entities from their state Medicaid programs if they have been terminated from Medicare or from another state’s Medicaid program. In addition, state Medicaid programs are required by PPACA to exclude an individual or entity that has failed to repay overpayments, been suspended, terminated or excluded from Medicaid participation, or is affiliated with any such entity.

State Anti-Kickback Laws.  Many states in which we operate have laws that prohibit the payment of kickbacks in return for the referral of patients. Some of these laws apply only to services reimbursable under the state Medicaid program. However, a number of these laws apply to all healthcare services in the state, regardless of the source of payment for the service. Although we believe that these laws prohibit payments to referral sources only where a principal purpose for the payment is for the referral, the laws in most states regarding kickbacks have been subjected to limited judicial and regulatory interpretation and, therefore, no assurances can be given that our activities will be found to be in compliance. Noncompliance with such laws could have a material adverse effect upon us and subject us and the physicians involved to penalties and sanctions.

State Self-Referral Laws.  A number of states in which we operate, such as California and Florida, have enacted or are considering enacting self-referral laws that are similar in purpose to the Stark Law. However, each state law is unique. The state laws and regulations vary significantly from state to state, are often vague and, in many cases, have not been widely interpreted by courts or regulatory agencies. For example, some states only prohibit referrals where the physician’s financial relationship with a healthcare provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services. Finally, some states do not prohibit referrals, but merely require that a patient be informed of the financial relationship before the referral is made.

These statutes and regulations can apply to services reimbursed by both governmental and private payors. Violations of these laws may result in prohibition of payment for services rendered, loss of licenses as well as fines and criminal penalties. State statutes and regulations affecting the referral of patients to healthcare providers range from statutes and regulations that are substantially the same as the federal laws and safe harbor regulations to a simple requirement that physicians or other healthcare professionals disclose to patients any financial relationship the physicians or healthcare professionals have with a healthcare provider that is being recommended to the patients. Adverse judicial or administrative interpretations of any of these laws could have a material adverse effect on our operating results and financial condition. In addition, expansion of our operations into new jurisdictions, or new interpretations of laws in existing jurisdictions, could require structural and organizational modifications of our relationships with physician groups and their physicians to comply with that jurisdiction’s laws. Such structural and organizational modifications could have a material adverse effect on our operating results and financial condition. We believe that we are in compliance with the self-referral law of each state in which we have a financial relationship with a physician group and/or physician.

Fee-Splitting Laws.  Many states in which we operate prohibit the splitting or sharing of fees between physicians and non-physicians. These laws vary from state to state and are enforced by courts and regulatory agencies, each with broad discretion. Most of the states with fee-splitting laws only prohibit a physician from sharing fees with a referral source. However, some states have a broader prohibition against any splitting of a physician’s fees, regardless of whether the other party is a referral source. Some states have interpreted management agreements between entities and physicians as unlawful fee-splitting. In most cases, this is not considered to be fee-splitting when the payment made by the physician is fair-market value for services rendered on the physician’s behalf.

In certain states, we receive fees under our MSA from physician groups owned by certain of our shareholders. We believe we structured these fee provisions to comply with applicable state laws relating to fee-splitting. For example, in Florida we have modified our MSAs to comply with state agency interpretations of these laws by having our affiliated physician groups pay flat, fair market value fees for certain marketing services. However, there can be no certainty that, if challenged, either us or the affiliated physician groups will be found to be in compliance with each state’s fee-splitting laws, and, if challenged successfully, this could have a material adverse effect upon us.

We believe our arrangements with physician groups and/or physicians comply in all material respects with the fee-splitting laws of the states in which we operate. Nevertheless, it is possible regulatory authorities or other parties could claim we are engaged in fee-splitting. If such a claim were successfully asserted in any jurisdiction, our affiliated physician groups and/or their radiation oncologists, could be subject to civil and criminal penalties and professional discipline, and we could be required to restructure our contractual and other arrangements. Any restructuring of our contractual and other arrangements with affiliated physician groups could result in lower revenue from such affiliated physician groups, and increased expenses in the management of the treatment centers associated with such affiliated physician groups. Alternatively, some of our existing contracts could be found to be illegal and unenforceable, which could result in the termination of those contracts and an associated loss of revenue. In addition, expansion of our operations to other states with fee-splitting prohibitions may require structural and organizational modification to the form of relationships that we currently have with affiliated physician groups and their physicians and hospitals. Any modifications could result in less profitable relationships with affiliated physician groups and their physicians and hospitals, and failure to achieve our growth objectives.

Corporate Practice of Medicine.  State corporate practice of medicine laws generally prohibit any lay person or entity from holding him, her or itself out as a provider of diagnoses, treatment or care of patients. Many states extend this prohibition to bar companies not wholly-owned by licensed physicians from employing physicians to maintain physician independence and clinical judgment.  Accordingly, lay corporations are generally not permitted under these state laws to exercise control over the medical judgments or decisions of physicians.  In states with corporate practice of medicine laws, we perform only non-medical and administrative and support services, do not represent to the public or patients that we offer professional medical services and do not exercise influence or control over the practice of medicine.

We believe our operations and contractual arrangements as currently conducted are in material compliance with existing applicable laws. However, we can make no guarantees that we would be successful if our existing organization and our contractual arrangements with the professional corporations were challenged as constituting the unlicensed practice of medicine. In addition, we might not be able to enforce certain of our arrangements, including non-competition agreements. While the precise penalties for violation of state laws relating to the corporate practice of medicine vary from state to state, violations could lead to fines, injunctive relief dissolving a corporate offender or criminal felony charges. There can be no assurance that review of our business and our affiliated physician groups by courts or regulatory authorities will not result in a determination that could adversely affect our and their operations or that the healthcare regulatory environment will not change so as to restrict existing operations or our and their expansion. In the event of action by any regulatory authority limiting or prohibiting us or any affiliated physician group from carrying on business or from expanding operations to certain jurisdictions, structural and organizational modifications of us may be required, which could adversely affect our ability to conduct our business.

Antitrust Laws.  In connection with the Corporate Practice of Medicine laws discussed above, all of the physician practices with which we are affiliated are necessarily organized as separate legal entities. As such, our physician groups may be deemed to be persons separate both from us and from each other under the antitrust laws and, accordingly, subject to a wide range of laws that prohibit anticompetitive conduct among separate legal entities. In addition, we also are seeking to acquire or affiliate with established and reputable practices in our target geographic markets and any market concentration could lead to antitrust claims.

We believe we are in compliance with federal and state antitrust laws and intend to comply with any state and federal laws that may affect our development of integrated radiation oncology treatment centers. There can be no assurance, however, that a review of our business by courts or regulatory authorities would not adversely affect the operations of us and/or our affiliated physician groups.

State Licensing.  As a provider of radiation therapy services in the states in which we operate, we must maintain machine registrations for certain types of our equipment including our linacs and simulators. Additionally, we must maintain radioactive material licenses for each of our treatment centers which utilize radioactive sources. We believe that we possess or have applied for all requisite state and local licenses and are in material compliance with all state and local licensing requirements.

Reimbursement and Cost Containment

Reimbursement.  We provide a full range of both professional and technical services. Those services include the initial consultation, clinical treatment planning, simulation, medical radiation physics, dosimetry, treatment devices, special services and clinical treatment management procedures.

The initial consultation is charged as a professional fee for evaluation of the patient prior to the decision to treat the patient with radiation therapy. The clinical treatment planning also is reimbursed as a technical and professional component when involving IMRT and professional only in connection with non-IMRT treatment planning. Simulation of the patient prior to treatment involves both a technical and a professional component, as the treatment plan is verified with the use of a simulator accompanied by the physician’s approval of the plan. The medical radiation physics, dosimetry, treatment devices and special services also include both professional and technical components. The basic dosimetry calculation is accomplished, treatment devices are specified and approved, and the physicist consults with the radiation oncologist, all as professional and technical components of the charge. Special blocks, wedges, shields or casts are fabricated, all as a technical and professional component.

The delivery of the radiation oncology treatment from the linac is a technical charge. The clinical treatment administrative services fee is the professional fee charged weekly for the physician’s management of the patient’s treatment. Global fees containing both professional and technical components also are charged for specialized treatment such as hyperthermia, clinical intracavitary hyperthermia, clinical brachytherapy, interstitial radioelement applications and remote after-loading of radioactive sources.

Coding and billing for radiation therapy is complex. We maintain a staff of coding professionals responsible for interpreting the services documented on the patients’ charts to determine the appropriate coding of services for billing of third-party payors. In addition, we do not provide coding and billing services to hospitals where our affiliated physician groups are providing only the professional component of radiation oncology treatment services. We provide training for our coding staff and believe that our coding and billing expertise results in appropriate and timely reimbursement.

Cost Containment.  We derived approximately 46%, 44%, and 44% of our affiliated physician groups’ net revenue for the years ended December 31, 2008, 2009 and 2010, respectively, from payments made by Medicare and Medicaid. Our net revenue, whether from providers who bill third-party payors directly or from our direct billing, are impacted by Medicare laws and regulations.

In recent years, the federal government has sought to constrain the growth of spending in the Medicare and Medicaid programs. Through the Medicare program, the federal government pays for physician services under the Medicare Physician fee Schedule, derived from a resource-based relative value scale, or RBRVS. Under the RBRVS fee schedule, each physician service is given a weight that measures its costliness relative to other physician services. The basic approach for calculating the relative weight is based on three components that make up a physician’s cost: (i) work component (reflecting the physician’s time and work intensity); (ii) practice expense component (reflecting the device used in a given service and other overhead costs); and (iii) malpractice component (reflecting malpractice expenses associated with the service). The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress. For 2010, CMS announced a number of changes, which includes, among other things, a change to the data source used to calculate the practice expense component. For 2010, CMS projected that the combined impact of its changes would be an estimated 1% payment reduction in radiation oncology (and up to a 5% payment reduction by 2013 when these changes are fully implemented). CMS estimates that the impact for 2011 will be no reduction in radiation oncology  (and a 6% payment reduction when fully implemented). Such changes may result in reductions in payment rates for procedures provided by our affiliated physician groups. RBRVS-type payment systems also have been adopted by certain private third-party payors and may become a predominant payment methodology. Broader implementation of such programs could reduce payments by private third-party payors and could indirectly reduce our operating margins to the extent that the cost of providing management services related to such procedures would not be proportionately reduced. To the extent our costs increase, our affiliated physician groups may not be able to recover such cost increases from government reimbursement programs. In addition, because of cost containment measures and market changes in non-governmental insurance plans, we may not be able to shift cost increases to non-governmental payors. Changes in the RBRVS could result in a reduction from historical levels in per patient Medicare revenue received by our affiliated physician groups; however, we do not believe such reductions would, if implemented, result in a material adverse effect on us.

For services for which we bill Medicare as the billing agent for our affiliated physician groups or their physicians, our affiliated physician groups are paid under the Medicare Physician Fee Schedule which is updated annually. Under the existing Medicare statutory formula, payments under the Physician Fee Schedule would have decreased over the past several years without congressional intervention. For 2010, the Centers for Medicare and Medicaid Services, or CMS, projected a rate reduction of 21.2% from 2009 to 2010 levels (and projected to be a 24.9 percent reduction for 2011) under the statutory formula. Therefore, a number of interim measures were passed to avoid a decrease for 2010, and from June through December 2010, the update factor was increased by 2.2 percent.  For 2011, the Medicare and Medicaid Extenders Act of 2010 which was signed into law on December 15, 2010, froze the 2010 updates through 2011.  President Obama’s budget for fiscal year 2012 includes measures that would freeze the update factor for an additional two years.  If Congress fails to intervene to prevent the negative update factor in the future, the resulting decrease in payment will adversely impact our revenues and results of operations.

Additionally, the PPACA will substantially change the way health care is financed by both governmental and private insurers and may negatively impact payment rates for certain services. In addition, Medicare, Medicaid and other government sponsored healthcare programs are increasingly shifting to some form of managed care. Although governmental payment reductions have not materially affected us in the past, it is possible that such changes in the future could have a material adverse effect on our financial condition and results of operations, particularly given the sweeping changes provided for in the PPACA. We expect that there will continue to be proposals to reduce or limit Medicare and Medicaid payment for services.

Rates paid by private third-party payors, including those that provide Medicare supplemental insurance, are based on established physician fees and are generally higher than Medicare payment rates. Nevertheless, third-party payors may impose limits on coverage or reimbursement for radiation therapy services. Furthermore, changes in the mix of patients between non-governmental payors and government sponsored healthcare programs, and among different types of non-government payor sources, could have a material adverse effect on us.

Reevaluations and Examination of Billing.  Payors periodically reevaluate the services they cover. Funds received under all healthcare reimbursement programs are subject to audit with respect to the proper billing for physician services. Retroactive adjustments of revenue from these programs could occur. In some cases, government payors such as Medicare and Medicaid also may seek to recoup payments previously made for services determined not to be covered. Any such action by payors would have an adverse affect on our net revenue and earnings.

Due to the uncertain nature of coding for radiation therapy services, we could be required to change coding practices or repay amounts paid for incorrect practices, either of which could have a materially adverse effect on our operating results and financial condition.

Other Regulations

In addition, we are subject to licensing and regulation under federal, state and local laws relating to the collecting, storing, handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as the safety and health of our employees. The PET/CT services provided by certain of our affiliated physician groups require the use of radioactive materials. We believe such operations are in material compliance with applicable federal, state and local laws and regulations relating to the collection, storage, handling, treatment and disposal of all medical specimens, infectious and hazardous waste and radioactive materials. Nevertheless, there can be no assurance that our current or past operations would be deemed to be in compliance with applicable laws and regulations, and any noncompliance could result in a material adverse effect on us. Furthermore, we cannot completely eliminate the risk of accidental contamination or injury from these hazardous materials. We utilize licensed vendors for the disposal of such specimens and waste. In addition, we maintain professional liability insurance that covers such matters with coverage that we believe is consistent with industry practice and appropriate for the risks inherent in our business. Despite such precautions, in the event of an accident, we could face liability that exceeds the limits or falls outside the coverage of our insurance. We could also incur significant costs in order to comply with current or future environmental laws and regulations. To date, we have not had material expenses related to environmental or health and safety laws.

In addition to our comprehensive regulation of safety in the workplace, the federal Occupational Safety and Health Administration, or OSHA, has established extensive requirements relating to workplace safety for healthcare employees, whose workers may be exposed to blood-borne pathogens, such as HIV and the hepatitis B virus. These regulations require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens.

Item1A. Risk Factors

You should carefully consider the risks described below together with all of the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business and operations. If any of the following risks actually occur, our business, financial condition, cash flows or results of operations could be materially adversely affected.

Risks Related to Our Business

We depend on revenues generated by our affiliated physician groups from Medicare and Medicaid programs for a significant amount of our net revenue and our business could be materially harmed by any changes that result in reimbursement reductions.

Our affiliated physician groups’ payor mix is highly focused toward Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 46%, 44%, and 44%of our affiliated physician groups’ net revenue for fiscal years 2008, 2009 and 2010, respectively, consisted of payments from Medicare and Medicaid. These government programs generally reimburse on a fee-for-service basis based on a predetermined reimbursement rate schedule. For Medicare, this is referred to as the Medicare Physician Fee Schedule and many state Medicaid programs use a fixed percentage of the Medicare fee schedule as a basis for their reimbursement rate schedule. Medicare reimbursement rates under the Medicare Physician Fee Schedule are updated on an annual basis using a statutory formula that is applied to all physician specialties. Under the existing statutory formula, payments for the past several years would have decreased without congressional intervention and extensions. For 2010, the Centers for Medicare and Medicaid Services, or CMS, projected a rate reduction of 21.2% from 2009 to 2010 levels (and projected to be a 24.9 percent reduction for 2011) under the statutory formula. Therefore, a number of interim measures were passed to avoid the decrease for 2010, and from June through December 2010, the update factor was increased by 2.2 percent.  For 2011, the Medicare and Medicaid Extenders Act of 2010 which was signed into law on December 15, 2010, froze the 2010 updates through 2011.  President Obama’s budget for fiscal year 2012 includes measures that would freeze the update factor for an additional two years. If Congress fails to intervene to prevent the negative update factor for future years through either another temporary measure or a permanent revisions to the statutory formula, the resulting decrease in payment will adversely impact our revenues and results of operations.

Effective January 1, 2011, CMS made further adjustments to the Medicare Physician Fee Schedule to increase aggregate payments for those physician specialties that have a higher proportion of their payment rates attributable to operating expenses such as equipment and supplies, which includes radiation oncology. In addition, as a result of adjustments to billing codes identified to be misvalued, radiation oncology specialties are also among the entities that will experience decreases in aggregate payment for this reason. Some of these changes will be transitioned over several years, and CMS estimates that the combined impact of both the increases and decreases for 2011 will be no net reduction in radiation oncology payments. At this time, we do not believe that the regulatory changes will have a material impact on our future revenues.

If revenues generated by our affiliated physician groups by managed care organizations and other third-party payors decrease, our net revenue and profitability would be adversely affected.

We estimate that approximately 53%, 55%, and 55% of our affiliated physician groups’ net revenue for fiscal years 2008, 2009 and 2010, respectively, was derived from payments by third-party payors such as managed care organizations and private health insurance programs. These third-party payors generally pay for the services rendered to an insured patient based upon predetermined rates. Managed care organizations typically pay at lower rates than traditional private health insurance programs. While third-party payor rates are generally higher than government program reimbursement rates, if managed care organizations and other private insurers reduce their rates or our affiliated physician groups experience a significant shift toward additional managed care payors or Medicare or Medicaid reimbursements, then our net revenue and profitability will decline and our operating margins will be reduced. Any inability to maintain suitable financial arrangements with third-party payors could have a material adverse impact on our business.

Our treatment centers are concentrated in Florida and California, which makes us particularly sensitive to regulatory, economic and other conditions that affect those states.

Our California treatment centers accounted for approximately 57%, 52% and 53% of our net revenues during fiscal years 2008, 2009 and 2010, respectively, and our Florida treatment centers accounted for approximately 35%, 34% and 34% of our net revenues during fiscal years 2008, 2009 and 2010, respectively. If our treatment centers in these states are adversely affected by changes in regulatory, economic and other conditions, our net revenue and profitability may decline.

Pressure to control healthcare costs could have a negative impact on our results.

One of the principal objectives of managed care organizations (such as health maintenance organizations and preferred provider organizations) is to control the cost of healthcare services. Healthcare providers participating in managed care plans may be influenced to refer patients seeking radiation therapy for their cancer treatment to certain providers depending on the plan in which a covered patient is enrolled. The expansion of health maintenance organizations, preferred provider organizations and other managed care organizations within the geographic areas covered by our treatment centers could have a negative impact on the utilization and pricing of our services, because these organizations may exert greater control over patients’ access to radiation therapy services, the selections of the provider of such services and reimbursement rates for those services.

Reforms to the United States healthcare system may adversely affect our business.

A significant portion of the volume at our treatment centers is derived from government healthcare programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We estimate that approximately 44% of our affiliated physician groups’ 2010 revenue was derived from government healthcare programs. National healthcare reform remains a focus at the federal level. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”).

We anticipate the Health Care Reform Act will significantly affect how the healthcare industry operates with respect to Medicare, Medicaid and private health insurance. The Health Care Reform Act contains a number of provisions, including those governing fraud and abuse, enrollment in federal healthcare programs, and reimbursement changes, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. We can give no assurance that the PPACA will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform would affect our business.

We may need to raise additional capital, which may be difficult or impossible to obtain at attractive prices.

We may need additional capital for growth, acquisitions, development, integration of operations and technology and equipment in the future. Any additional capital could be raised through public or private debt or equity financings. The incurrence of additional debt could increase our interest expense and other debt service obligations and could result in the imposition of additional covenants that restrict our operational and financial flexibility. Additional capital may not be available to us on commercially reasonable terms or at all. The failure to raise additional needed capital could impede the implementation of our operating and growth strategies.

The radiation therapy market is highly competitive.

Radiation therapy is a highly competitive business. Our treatment centers face competition from hospitals, other practitioners and other operators of radiation oncology treatment centers. Certain of our competitors have longer operating histories and significantly greater financial and other resources than us. Competitors with greater access to financial resources or other operational advantages may enter our markets and compete with us. Such competition may make it more difficult for us to affiliate with additional radiation oncology groups on terms that are favorable to us or maintain our relationships with existing affiliated physician groups, which could adversely affect our business.

We depend on our executive management and our non-executive Chairman and we may be materially harmed if we lose any member of our executive management or our non-executive Chairman.

We are dependent upon the services of our executive management, especially L. Duane Choate, our President and Chief Executive Officer, Timothy A. Peach, our Chief Financial Officer and Treasurer, William L. Pegler, our Senior Vice President and Chief Operating Officer, Russell D. Phillips, Jr., our Executive Vice President, General Counsel and Chief Compliance Officer, and our non-executive Chairman, Dr. Shyam B. Paryani. We have entered into executive employment agreements with Messrs. Choate, Peach, Pegler and Phillips. Because these members of our senior management team and Dr. Paryani have contributed greatly to our growth, their services would be very difficult, time consuming and costly to replace. We do not carry key-man life insurance on our executive management team. The loss of key personnel or our inability to attract and retain qualified personnel could have a material adverse effect on us. A decision by any of these individuals to leave our employ, to compete with us or to reduce his involvement on our behalf, would have a material adverse effect on our business.

If our affiliated physicians groups terminate or decline to renew their management services agreements, or MSAs, with us, we could be seriously harmed.

The MSAs we enter into with our affiliated physician groups are the result of arms’ length negotiations. Under certain circumstances, the affiliated physicians groups are permitted, and may attempt, to terminate their MSAs with us. For example, an MSA can generally be terminated if we commence a voluntary or involuntary case of bankruptcy, fail to perform our duties and responsibilities under the MSA which breaches a material term or condition of the MSA and fail to cure such breach within a specified period, withdraw from participation in the Medicare program, or breach representations and warranties made by us in the MSAs. If any of the larger affiliated physicians groups were to succeed in such a termination, our business could be seriously harmed. For the year ended December 31, 2010, approximately 37% of our net revenue came from management fees earned from two of our affiliated physician groups, one of which represents 13% of our revenue and expires in 2011 and one of which represents 24% of our revenue and expires in 2016. We may in the future have disputes with physicians and/or affiliated physicians groups that could result in harmful changes to our relationship with them or a termination of an MSA. Likewise, to the extent that our MSAs with affiliated physician groups expire and are not renewed, our business may be adversely affected. Our 14 MSAs are scheduled to expire periodically between 2011 and 2023, with no more than two expiring in any given year, except 2016 when four will expire.

Current economic conditions could adversely affect our business.

The economy and capital and credit markets have experienced exceptional turmoil and upheaval. Many major economies worldwide entered significant economic recessions in 2007 and some continue to experience economic weakness. Ongoing concerns about the systemic impact of potential long-term and widespread recession and potentially prolonged economic recovery, volatile energy costs, geopolitical issues, the availability, cost and terms of credit, consumer and business confidence, substantially increased and potentially increasing unemployment rates and the ongoing crisis in the global housing and mortgage markets have all contributed to increased market volatility and diminished expectations for both established and emerging economies. In the second half of 2008, added concerns fueled by government interventions in financial systems led to increased market uncertainty and instability in both the United States and international capital and credit markets. These conditions led to economic uncertainty of unprecedented levels. The availability, cost and terms of credit also have been and may continue to be adversely affected by illiquid markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in many cases cease to provide, credit to businesses and consumers. These factors have led to a substantial and continuing decrease in spending by businesses and consumers over the past two years. Continued turbulence in the United States and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing debt instruments and to access the capital markets and obtain capital lease financing to meet liquidity needs. As of December 31, 2010 we had $212.0 million of total indebtedness of which $206.6 million, net of $3.4 million discount, relates to the notes and matures on May 15, 2017.

Our growth strategy depends in part on our ability to acquire and develop additional treatment centers on favorable terms. If we are unable to do so, our future growth could be limited.

We may be unable to identify, negotiate and consummate suitable acquisition and development opportunities on reasonable terms. We began operating our first radiation oncology treatment center in 1998, and have grown to operate 37 radiation oncology treatment centers. We expect to continue to add additional treatment centers in our existing and new regional markets. Our growth, however, will depend on several factors, including:

•                  our ability to obtain desirable locations for treatment centers in suitable markets;

•                  our ability to affiliate with a sufficient number of radiation oncology groups;

•                  our ability to obtain adequate financing to fund our growth strategy;

•                  our ability to successfully operate under applicable government regulations;

•                  environmental risks associated with the disposal of radioactive, chemical and medical waste; and

•                  delays that often accompany construction of treatment centers.

Our information systems are critical to our business and a failure of those systems could materially harm us.

We depend on our ability to store, retrieve, process and manage a significant amount of information, and to provide our treatment centers with efficient and effective accounting, scheduling, billing and treatment planning systems. If our information systems fail to perform as expected, or if we suffer an interruption, malfunction or loss of information processing capabilities, it could have a material adverse effect on our business.

We may be subject to actions for false claims for failure to comply with government coding and billing rules which could harm our business given our role as agent for such physician groups.

If we, or any of the physician groups with which we contract, fail to comply with federal and state documentation, coding and billing rules, both we and they could be subject to civil and/or criminal penalties, loss of licenses and exclusion from the Medicare and/or Medicaid programs. Approximately 46%, 44% and 44% of our affiliated physician groups’ net revenue for fiscal years 2008, 2009 and 2010, respectively, consisted of payments from Medicare and Medicaid programs. In billing for services to third-party payors, complex documentation, coding and billing rules must be followed. These rules are based on federal and state laws, rules and regulations, various government pronouncements and industry practice. Failure to follow these rules could result in potential criminal or civil liability under the federal False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes. While we strive to comply with applicable federal and state documentation, coding, and billing requirements, and the charges submitted on behalf of our affiliated physician groups are carefully and regularly reviewed as part of our compliance program, there can be no assurances that governmental investigators, private insurers or private whistleblowers will not challenge these practices. A challenge could result in a material adverse effect on our business.

State law limitations and prohibitions on the corporate practice of medicine and fee splitting may materially harm our business and specify how we can operate.

State governmental authorities regulate the medical industry and medical practices extensively. Many states have laws and regulations prohibiting the corporate practice of medicine and fee splitting laws which may prohibit us from:

•                  employing physicians;

•                  practicing medicine, which, in some states, includes operating a radiation oncology practice group;

•                  entering into certain types of fee arrangements with physicians;

•                  owning or controlling equipment used in a medical practice;

•                  setting fees charged for physician services;

•                  maintaining a physician’s patient records; or

•                  controlling the content of physician marketing materials.

In addition, many states impose limits on the tasks a physician may delegate to other staff members. We generally enter into MSAs with our affiliated physician groups in states with corporate practice of medicine prohibitions such as California, Indiana and Florida. Corporate practice of medicine laws and their interpretation vary from state to state, and regulatory authorities enforce them with broad discretion. In California and Indiana, whether an arrangement will be considered unlawful depends on the extent of control or influence a corporation has over a physician practice or clinical decision-making. Although we believe that our operations are in material compliance with applicable state laws because: (1) our MSAs do not give us control over our affiliated physician groups or enable us to exert any control over their medical decisions; and (2) we are compensated at fair market value for bona fide services we provide to the physician groups under these MSAs, if we are found to be in violation of these laws, we could be required to restructure our agreements which could materially harm our business and limit how we operate. In the event the corporate practice of medicine laws of other states would adversely limit our ability to operate, it could prevent us from expanding into the particular state and impact our growth strategy.

If we fail to comply with the laws and regulations applicable to our treatment center operations, we could suffer penalties or be required to make significant changes to our operations.

Our treatment center operations are subject to many laws and regulations at the federal, state and local government levels. These laws and regulations require that our treatment centers meet various licensing, certification and other requirements, including those relating to:

•                  qualification of medical and support persons;

•                  protection of the privacy of patients’ individually identifiable health information;

•                  pricing of services by healthcare providers;

•                  the adequacy of medical care, equipment, personnel, operating policies and procedures;

•                  maintenance and protection of records; and

•                  environmental protection, health and safety.

If our treatment centers fail or have failed to comply with applicable laws and regulations, we and/or our affiliated physician groups could suffer civil or criminal penalties, including becoming the subject of cease and desist orders, losing our licenses to operate and/or losing our ability to participate in government or private healthcare programs, any or all of which could have material adverse effects on our business.

If we or our affiliated physician groups fail to comply with the federal Anti-Kickback Statute, we or they could be subject to civil and criminal penalties, and they could face loss of licenses, and exclusion from the Medicare and Medicaid programs, which could materially harm us given our role as agent for such physician groups.

A provision of the Social Security Act, commonly referred to as the federal Anti-Kickback Statute, prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The federal Anti-Kickback Statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. Financial relationships covered by this statute can include any relationship where remuneration is provided for Medicare and/or Medicaid referrals including payments not commensurate with fair market value, whether in the form of space, equipment leases, professional or technical services or anything else of value. We use our best efforts to structure any financial relationship with referral sources of Medicare and/or Medicaid beneficiaries in accordance with safe harbors promulgated under the Anti-Kickback Statute. In addition, our affiliated physician groups covenant in the MSAs to comply with all laws, including but not limited to, the Anti-Kickback Statute governing the practice of medicine or the provision of radiation oncology services. Further, the PPACA, among other things, amends the intent requirement of the federal Anti-Kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Violations of the federal Anti-Kickback Statute may result in substantial civil or criminal penalties to us or our affiliated physician groups or both. The exclusion, if applied to one or more of our affiliated physician groups or affiliate personnel, could result in significant reductions in our net revenue and could have a material adverse effect on our business. In addition, all the states in which we operate have also adopted similar anti-kickback laws that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. These statutes typically impose criminal and civil penalties as well as loss of licenses. Although we believe that we are operating in compliance with the Anti-Kickback Statute and comparable state laws, and believe that our arrangements with our affiliated physician groups do not violate such laws, we can offer no assurance that these laws will not be interpreted in a manner that could have an adverse effect on our business.

If we fail to comply with the provision of the Civil Monetary Penalties Law relating to inducements provided to patients, we could be subject to civil penalties and exclusion from the Medicare and Medicaid programs, which could materially harm us.

Under a provision of the federal Civil Monetary Penalties Law, civil monetary penalties (and exclusion) may be imposed on any person who offers or transfers remuneration to any patient who is a Medicare or Medicaid beneficiary, when the person knows or should know that the remuneration is likely to induce the patient to receive medical services from a particular provider. This broad provision applies to many kinds of inducements or benefits provided to patients, including complementary items, services or transportation that are of more than a nominal value. If government authorities impose civil monetary penalties and exclude our affiliated physician groups for past or present practices, given our role as an agent, the imposition of monetary penalties and/or exclusion of any of our affiliated physician groups could harm our business.

Our business could be materially harmed by future interpretation or implementation of state laws regarding prohibitions on fee-splitting.

The states in which we operate prohibit the splitting or sharing of fees between physicians and non-physicians. These laws vary from state to state and are enforced by courts and regulatory agencies, each with broad discretion. Some states have interpreted certain types of fee arrangements in management services agreements between entities and physicians as unlawful fee-splitting. If regulatory authorities or other parties successfully asserted a fee-splitting claim in any jurisdiction, we, our affiliated physician groups and their physicians could be subject to civil and criminal penalties and we could be required to restructure our MSAs. Any restructuring of MSAs with affiliated physician groups could result in lower net revenue from such physician groups. Alternatively, some of our MSAs could be found to be illegal and unenforceable, which could result in the termination of those MSAs and an associated loss of net revenue. In addition, expansion of our operations to other states with certain types of fee-splitting prohibitions may require structural and organizational modification to the form of relationships that we currently have with physicians, professional corporations and hospitals.

If a federal or state agency adopts a different position or enacts new laws or regulations regarding illegal payments under the Medicare, Medicaid or other governmental programs, we may be subject to civil and criminal penalties, experience a significant reduction in our net revenue or our affiliated physician groups could be excluded from participation in the Medicare, Medicaid or other governmental programs.

Any change in interpretations or enforcement of existing or new laws and regulations could subject our business to allegations of impropriety or illegality, or could require us to make changes in our treatment centers, equipment, personnel, services, pricing or capital expenditure programs, which could increase our operating expenses and have a material adverse effect on our operations or reduce the demand for or profitability of our services.

Additionally, new federal or state laws may be enacted that would cause our relationships with our radiation oncologists to become illegal or result in the imposition of penalties against us or our treatment centers. If any of our MSAs with our affiliated physician groups were deemed to violate the federal Anti-Kickback Statute or similar laws, or if new federal or state laws were enacted rendering these arrangements illegal, our business would be adversely affected.

If we fail, or any of our affiliated physician groups fail, to comply with physician self-referral laws as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur a significant loss of net revenue.

We and the affiliated physician groups with whom we contract are subject to federal and state statutes and regulations prohibiting payments for certain healthcare services rendered as a result of patient referrals by physicians to entities with whom the physicians have a financial relationship. The Stark Law, which applies to services provided to Medicare and Medicaid beneficiaries, generally prohibits a physician from referring patients for certain designated health services, or DHS, including radiation therapy, radiology and laboratory services, to an entity with which the physician has a financial relationship unless a statutory or regulatory exception applies. Financial relationship is interpreted broadly to include having investment interest in or compensation arrangement with an entity. In addition, effective January 1, 2011, as a component for satisfying the Stark exception for in-office ancillary services, the PPACA requires physicians who refer a patient to their own practice for MRS, CT, PET and any other DHS to inform the patient in writing at the time of the referral that the patient may obtain such services from a person other than the in-office provider, and provide the patient with a written list of providers who furnish such services in the area in which the patient resides. State self-referral laws and regulations vary significantly from state to state and in many cases, have not been interpreted by courts or regulatory agencies. For example, the state laws and regulations in California, Florida and Indiana could be interpreted to encompass not only services reimbursed by Medicaid or government payors, but also private payors. Violation of these federal and state laws and regulations may result in prohibition of payment for services rendered, loss of licenses, fines, criminal penalties and/or exclusion from Medicare and Medicaid programs.

Our compensation and other financial arrangements with physicians are governed by the federal Stark Law. Specifically, physicians with whom we are affiliated beneficially own 1.3% of our capital stock, and we also have financial arrangements with physicians who refer Medicare and Medicaid patients to our affiliated physician groups. Although we believe that our operations do not violate the Stark Law because our compensation and financial arrangements with physicians meet one or more Stark exceptions, government authorities may determine we are not in compliance with the Stark Law or prohibited referrals may occur, which could subject us to civil and criminal penalties, including fines, exclusion from participation in government and private payor programs and requirements to refund amounts previously received from government and private payors. In addition, expansion of our operations to new jurisdictions, or new interpretations of laws in our existing jurisdictions, could require structural and organizational modifications of our relationships with physicians to comply with that jurisdiction’s laws. Such structural and organizational modifications could result in lower profitability and failure to achieve our growth objectives.

Our costs and potential risks have increased as a result of the new regulations relating to privacy and security of patient information.

There are numerous federal and state regulations addressing patient information privacy and security. In particular, the federal regulations issued under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health, or HITECH, Act of 2009, contain provisions that:

•                  protect individual privacy by limiting the uses and disclosures of individually identifiable health information;

•                  require the implementation of physical, technical and administrative security safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form; and

•                  prescribe specific transaction formats and data code sets for certain electronic healthcare transactions.

HITECH considerably expanded both the scope and substance of HIPAA obligations, and the amount of penalties applicable to violations. In addition, many states have enacted privacy and security laws that are more stringent than, and not preempted by HIPAA. Compliance with these laws and regulations requires considerable financial and management resources. Failure to comply with the privacy and security laws and regulations could adversely affect our business.

Efforts to regulate the construction, acquisition or expansion of health care treatment centers could prevent us from developing or acquiring additional treatment centers or other facilities or renovating our existing treatment centers.

Many states have enacted certificate of need, or CON, laws which require prior regulatory approval for the construction, acquisition or expansion of healthcare treatment centers. Before giving approval, these states consider the need for additional or expanded healthcare treatment centers or services. We do not currently operate any treatment centers in a CON state. However, states in which we may operate in the future may require CON under certain circumstances not currently applicable to us. We cannot assure you that we will be able to obtain the CON or other required approvals for additional or expanded treatment centers or services in the future. In addition, at the time we acquire a treatment center in a CON state, we may agree to replace or expand the acquired treatment center. We have made no such commitments to date. If we are unable to obtain required approvals, we may not be able to acquire additional treatment centers or other facilities in CON states, expand the healthcare services we provide at these treatment centers or replace or expand acquired treatment centers.

In response to recent press reports concerning the risk of significant, sometimes fatal, errors in radiation therapy, especially relating to linear radiation, accreditation of facilities and the establishment of a national error reporting database are under consideration.

Several recent articles have been published discussing the risks of significant, sometimes fatal, errors in radiation oncology treatment, especially those relating to linac facilities that bill Medicare for radiation oncology services. In addition, various trade organizations have called for quality improvement measures and the establishment of the nation’s first central database for the reporting of errors involving linacs and CT scanners. Federal legislation in these areas is under consideration and a congressional hearing was recently held. In addition, on September 29, 2010, California enacted a new law that will require hospitals and clinics to record radiation doses for CT scans, effective July 1, 2012, and to report any overdoses to patients, their doctors and the California Department of Public Health. Effective July 1, 2013, the new California law also requires all facilities that furnish CT services to be accredited by an organization approved by CMS, the Medical Board of California or the State Department of Public Health. We cannot assure you that the cost of complying with any new regulations will not be substantive, that the negative publicity concerning these errors will not adversely affect our business, or that these types of errors will not occur at our treatment centers.

Our failure to comply with laws related to hazardous materials could materially harm us.

Our treatment centers provide specialized treatment involving the use of radioactive materials. Radioactive materials are obtained from third-party providers of supplies to hospitals and other radiation therapy practices. If these radioactive materials are not permanently implanted in a patient they are returned to such third-party provider, which has the ultimate responsibility for its proper disposal. We remain subject, however, to state and federal laws regulating the protection of employees who may be exposed to hazardous material and regulating the proper handling, storage and disposal of that material. A violation of such laws, or the future enactment of more stringent laws or regulations, could subject us to liability, or require us to incur costs that could have a material adverse effect on us. We carry professional liability, property and general liability insurance coverage which may, depending upon the facts related to an incident involving hazardous materials, provide coverage to us (subject to policy deductibles and limits) for such liabilities. However, we cannot predict the costs that might be associated with a violation of these laws and we cannot assure that the coverage provided by these policies would be sufficient to cover such liability.

We are vulnerable to earthquakes, harsh weather and other natural disasters.

Fifteen of our treatment centers and our centralized billing office are located in California, an area prone to earthquakes, fires and other natural disasters. In addition, all of our treatment centers located in Florida are in areas that have suffered from hurricanes in the past. Some of our treatment centers have also been affected by harsh weather conditions. An earthquake, harsh weather conditions or other natural disaster could decrease census during affected periods and seriously impair our operations. Damage to our equipment or interruption of our business would adversely affect our financial condition and results of operations.

If a fire or similar casualty occurs at any of our treatment centers, our net revenue and profitability may be adversely affected.

If a fire or similar casualty occurs at any of our treatment centers, operations at that site may be disrupted for an unknown period of time and the physicians at that treatment center may not be able to treat patients. Any disruption to our business due to a casualty could have an adverse impact on our net revenue and profitability.

Our financial results could be adversely affected by the increasing costs of professional liability insurance and by successful claims against us.

We are exposed to the risk of professional liability and other claims against us and the professionals we employ arising out of radiation oncology services provided at our treatment centers. Professional liability claims, if successful, could result in substantial damage awards which might exceed the limits of any applicable insurance coverage. Insurance against losses of this type can be expensive and insurance premiums may increase in the near future. Insurance rates vary from state to state and as a result of other factors. The rising costs of insurance premiums, as well as successful professional liability claims against us or one of our employed professionals, could have a material adverse effect on our financial position and results of operations.

It is also possible that our insurance coverage will not continue to be available at acceptable costs or on favorable terms. In addition, our insurance does not cover all potential liabilities arising from governmental fines and penalties, indemnification agreements and certain other uninsurable losses. As a result, we may become responsible for substantial damage awards that are uninsured.

If payments for claims exceed actuarially determined estimates, are not covered by insurance, or reinsurers, if any, fail to meet their obligations, our results of operations and financial position could be adversely affected.

Our business may be harmed by technological and therapeutic changes.

The treatment of cancer patients is subject to potentially revolutionary technological and therapeutic changes. Future technological developments could render our equipment obsolete. We may incur significant costs in replacing or modifying equipment in which we have already made a substantial investment prior to the end of its anticipated useful life. In addition, there may be significant advances in other cancer treatment methods, such as chemotherapy, surgery, biological therapy or in cancer prevention techniques, which could reduce demand or even eliminate the need for the radiation therapy services we provide.

Certain private equity investment funds affiliated with Genstar own a significant majority of our equity and their interests may not be aligned with yours.

Genstar and its affiliates, directly and indirectly, beneficial owns 20,142,957 shares of our capital stock which represents 76.5% of our capital stock outstanding. Genstar also controls, to a large degree, the election of directors, the appointment of management, the entering into mergers, sales of substantially all of our assets and other extraordinary transactions. The directors have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. The interests of Genstar could conflict with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Genstar, as an equity holder, might conflict with your interests as a noteholder. Genstar may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investments, even though such transactions might involve risks to you as a noteholder. Additionally, Genstar is in the business of making investments in companies, and may from time to time in the future acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours.

Risks Related to Our Substantial Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the notes.

As of December 31, 2010, we had $212.0 million of total indebtedness ($206.6 million, net of $3.4 million discount, represents our 11 ¾% Senior Secured Note due 2017) and capacity in an amount of up to $40.0 million of revolving credit borrowings (subject to increase pursuant to the terms of the indenture governing the notes and the agreement governing our credit facility). Our substantial indebtedness could:

•                  make it more difficult for us to satisfy our obligations with respect to the notes, including our obligations to make interest and principal payments on the notes and to repurchase the notes under certain circumstances;

•                  increase our vulnerability to general adverse economic and industry conditions;

•                  make it more difficult for us to satisfy our financial obligations, including with respect to the notes;

•                  restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•                  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•                  place us at a competitive disadvantage compared to our competitors that have less debt; and

•                  limit our ability to borrow additional funds.

In addition, the terms of the indenture governing the notes and our revolving credit facility contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, including the notes, to fund planned capital expenditures and to maintain sufficient working capital will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility or from other sources in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our indebtedness, we may need to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance all or a portion of our indebtedness, including our revolving credit facility and the notes, on or before maturity in 2017. We are currently obligated to pay approximately $24.7 million each year in interest on the $210.0 million of notes. We cannot assure you that we will be able to refinance any of our indebtedness, including our revolving credit facility and the notes, on commercially reasonable terms or at all, or that the terms of that indebtedness will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could have significant adverse effects on our financial condition, the value of our outstanding debt, including the notes offered hereby, and our ability to make any required cash payments under our indebtedness, including the notes.

We are subject to a number of restrictive covenants, which may restrict our business and financing activities.

The agreement governing our revolving credit facility and the indenture governing our notes impose, and the terms of any future indebtedness may impose, operating and other restrictions on us. Such restrictions affect, and in many respects limit or prohibit, among other things, our and our subsidiaries’ ability to:

•                  incur or guarantee additional indebtedness or issue disqualified capital stock;

•                  transfer or sell assets;

•                  pay dividends or distributions, redeem subordinated indebtedness, make certain types of investments or make other restricted payments;

•                  create or incur liens;

•                  incur dividend or other payment restrictions affecting certain subsidiaries;

•                  consummate a merger, consolidation or sale of all or substantially all of our assets;

•                  enter into transactions with affiliates;

•                  designate subsidiaries as unrestricted subsidiaries;

•                  engage in a business other than a business that is the same or similar to our current business or a reasonably related business; and

•                  take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the notes and our revolving credit facility.

If we are unable to comply with the restrictions contained in our revolving credit facility, the lenders could:

•                  foreclose and sell assets;

•                  declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable; or

•                  require us to apply all of our available cash to repay the borrowings under the revolving credit facility;

any of which could result in an event of default under the notes.

If we are unable to repay or otherwise refinance these borrowings when due, the lenders could sell the collateral securing our revolving credit facility, which constitutes substantially all of our and our subsidiaries’ assets. Although holders of the notes could accelerate the notes upon the acceleration of the obligations under our revolving credit facility, we cannot assure you that sufficient assets will remain after we have repaid all the borrowings under our revolving credit facility.

Item 1B.Unresolved Staff Comments

None.

Item 2.   Properties

Our executive and administrative offices are located in approximately 13,000 square feet of office space in Englewood, Colorado under a lease that expires in 2013. Our California national service center is located in approximately 7,700 square feet of office space in Irvine, California under a lease that expires in 2012. We also lease office space approved for medical use to house our treatment centers in the various communities where we operate. Our radiation oncology treatment centers generally range in size from 4,000 to 12,000 square feet and are typically located on hospital campuses in close proximity to referral sources. All of our treatment centers are located in office space approved for medical use, including three locations where certain of our directors, executive officers and equityholders have an ownership interest. These leases expire at various dates between 2011 and 2024 with renewal options of up to 30 years. Our current complement of offices and treatment centers meets our present requirements and our plans for continued growth of operations. However, where additional capacity is necessary at a treatment center, we will seek to acquire additional space where possible.

The following table shows a list of our 37 radiation oncology treatment center locations:

Northern California Treatment Centers	Northern Florida Treatment Centers
Lodi	Jacksonville
Modesto	Jacksonville Beach
Stockton	Orange Park
Palatka
Central California Treatment Centers	St. Augustine
Salinas
San Luis Obispo	Central Florida Treatment Centers
Santa Cruz	Beverly Hills
Santa Maria	Bradenton (East)
Simi Valley	Bradenton (West)
Templeton	Brandon
Thousand Oaks	Ocala
Ventura	Sebring
Westlake Village	Sun City Center
Tampa
Southern California Treatment Centers	Zephyrhills
Anaheim
Fountain Valley	Southern Florida Treatment Centers
Mission Viejo	Englewood
Port Charlotte
Indiana Treatment Centers	Sarasota
Angola	Venice

Ft. Wayne
Parkview
Warsaw

In addition to the treatment centers listed above, we have limited scope arrangements at two additional facilities in Florida and one facility in California as well as mobile PET/CT capabilities at five locations in Florida.

Item 3.   Legal Proceedings

We are from time to time party to legal proceedings which arise in the normal course of business. We are not currently involved in any material litigation, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.   (Removed and Reserved)

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our shares of common stock, are privately held by Genstar, our directors and officers and by other private investors. There is no established public trading market for our common stock.  As of March 15, 2011, there were approximately 40 holders of our common stock.

Dividend Policy

During fiscal years 2010, 2009 and 2008, no dividends were paid to our stockholders.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2010, the number of shares of our common stock that may be issued upon the exercise of outstanding options issued under equity compensation plans, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance under equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by Security Holders:
Equity Incentive Plan	3,457,999	$3.59	5,025,228

Recent Sales of Unregistered Securities

None.

Item 6.   Selected Financial Data

The following table sets forth our selected consolidated financial data. We prepared this information using our audited consolidated financial statements for the five years ended December 31, 2010.

You should read the selected historical consolidated financial data together with “Non-GAAP Financial Measures,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements, including the related notes, included elsewhere in this annual report.

	Year Ended December 31,
	2006(1)	2006(2)	2007	2008	2009	2010
	(in thousands)
Statement of Operations Data:
Net revenue	$42,307	$27,168	$85,718	$108,684	$106,757	$99,757
Cost of operations:
Salaries and benefits	16,704	10,466	33,533	37,933	35,738	34,686
Depreciation and amortization	4,408	5,086	15,662	18,110	18,718	18,365
General and administrative expenses	23,170	13,903	29,134	39,696	32,138	37,505
Total operating expenses	44,282	29,455	78,329	95,739	86,594	90,556
Income (loss) from operations	(1,975)	(2,287)	7,389	12,945	20,163	9,201
Other income (expense):
Interest expense	(6,271)	(6,229)	(17,486)	(18,258)	(16,726)	(22,908)
Debt extinguishment cost	—	—	—	—	—	(2,932)
Loss on interest rate swap	—	(311)	(1,860)	(3,372)	(916)	(267)
Equity interest in net earnings of joint venture	—	—	959	1,144	738	436
Interest and other (expense) income, net	(636)	(373)	(52)	200	(250)	(920)
Total other expense	(6,907)	(6,913)	(18,439)	(20,286)	(17,154)	(26,591)
Income (loss) from continuing operations before income taxes	(8,882)	(9,200)	(11,050)	(7,341)	3,009	(17,390)
Income tax (expense) benefit	60	1,573	3,920	2,990	(1,654)	6,969
Income (loss) from continuing operations	(8,822)	(7,627)	(7,130)	(4,351)	1,355	(10,421)
Discontinued operations, net of tax:
Impairment loss resulting from discontinued operations	—	—	—	(4,065)	—	(275)
Income from discontinued operations	108	20	155	29	—	—
Net income (loss)	$(8,714)	$(7,607)	$(6,975)	$(8,387)	$1,355	$(10,696)
Statement of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	2,644	(629)	11,562	10,720	16,873	10,074
Investing activities	(63,753)	(112,444)	(26,438)	(59,254)	(5,974)	(7,318)
Financing activities	60,838	113,777	15,179	56,873	(14,880)	(1,074)
Capital expenditures:
Property and equipment	3,324	3,683	8,064	14,190	7,177	8,038
Balance Sheet Data:
Cash		$704	$1,007	$9,346	$5,365	$7,047
Property and equipment, net		38,045	41,313	46,953	41,959	37,483
Management service agreements, net		81,480	72,616	65,690	58,769	51,923
Total assets		267,164	281,876	332,025	317,186	307,546
Total long-term debt and capital lease obligations		135,137	159,018	216,783	203,444	211,949
Total stockholders’ equity		86,005	79,191	71,720	74,102	63,994

(1)                                  January 1, 2006 through August 18, 2006 Oncure Medical Corp. (Predecessor)

(2)                                  August 19, 2006 through December 31, 2006, OnCure Holdings, Inc. (“Successor”)

In July 2006, OnCure Holdings, Inc. and its wholly-owned subsidiary, OnCURE Acquisition Sub, Inc., entered into an agreement and plan of merger with Oncure Medical Corp. pursuant to which OnCURE Acquisition Sub, Inc. was to merge with and into Oncure Medical Corp. continuing as the surviving corporation. On August 18, 2006, the merger transaction was consummated and Oncure Medical Corp. became a wholly owned subsidiary of OnCure Holdings, Inc. In the transaction, all of the former stockholders of Oncure Medical Cop., including certain members of management, received cash for the common stock, preferred stock, and stock options of Oncure Medical Corp., except as noted below.

The assets acquired and liabilities assumed by the Successor were recorded at their estimated fair values at the date of the acquisition. The total purchase price was approximately $211.6 million, which included cash consideration paid to Predecessor shareholders of $101.0 million, stock options in the Successor plan valued at $1.9 million granted to Predecessor option holders in lieu of cash, debt assumed and retired of $106.3 million and aggregate acquisition expenses incurred by the Successor of $2.5 million. The transaction was financed with $1.7 million in preferred stock, $88.8 million in common stock, $1.9 million stock options, and $135.4 million of debt principally with the Predecessor’s primary lender.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended December 31, 2008, 2009 and 2010, included elsewhere in this annual report. This section of the annual report contains forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below and in the section entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this annual report. You are cautioned not to place undue reliance on these forward-looking statements, which apply on and as of the date of this annual report. You should read the following discussion together with the section entitled “Risk Factors,” “Selected Consolidated Financial Data” and the audited consolidated financial statements, including the related notes, appearing elsewhere in this annual report.

Overview

Business Overview

We operate radiation oncology treatment centers for cancer patients. We contract with radiation oncology medical groups, which we refer to as our affiliated physician groups, and their radiation oncologists through long-term management services agreements, or MSAs, to offer cancer patients a comprehensive range of radiation oncology treatment options, including most traditional and next generation services. Radiation oncology treatments are primarily performed with a linear accelerator, or linac, which uses high-energy photons or electrons to destroy the tumor. We currently provide services to a network of 14 affiliated physician groups that treat cancer patients at our 37 radiation oncology treatment centers.

We typically lease the facilities where our radiation oncology treatment centers are located and own or lease all of the equipment and leasehold improvements at these centers. Through our MSAs, we provide our affiliated physician groups use of these facilities, certain clinical services of our treatment center staff, and administer the non-medical business functions of our treatment centers, such as technical staff recruiting, marketing, managed care contracting, receivables management and compliance, purchasing, information systems, accounting, human resource management and physician succession planning. Our affiliated physician groups and their physicians retain full control over the clinical aspects of patient care. This structure is designed to allow our affiliated physician groups to focus primarily on providing patient care and treatment center growth including expansion of their group’s services.

Our MSAs have an average term of 10 years and are generally renewable for an additional five year period. Pursuant to the MSAs, our management services revenues include compensation by the affiliated physician groups for expenses incurred in operating our treatment centers plus a fee based on the earnings of our affiliated physician groups. As such, the operating costs of the treatment centers are our responsibility. We believe this MSA structure allows us to ensure the affiliated physician group’s business interests are aligned with our own. We estimate that approximately 99% of our affiliated physician groups’ revenues depend on reimbursement by third party payors, including government payors. As such, our revenue is generated from our MSAs, but is impacted by the operations of the treatment centers especially as they relate to revenues generated by the affiliated physician groups.

Our network of 37 treatment centers is located in 37 markets and includes 15 treatment centers in California, 18 treatment centers in Florida and four treatment centers in Indiana.  We currently have MSAs with 14 affiliated physician groups consisting of approximately 70 physicians, who on average have over 15 years of experience.

We may either develop a treatment center at a “de novo” site or lease a previously existing treatment center and purchase the existing assets within such center. To date, only one of our current 37 treatment centers was developed as a de novo site, and we continue to evaluate opportunities to open additional de novo sites. We seek to purchase treatment centers or develop de novo treatment centers in locations in areas where there is high utilization of radiation oncology services and where we believe that we can maximize our profits by contracting with radiation oncology groups that can be significantly benefited by our management services.

Our treatment centers are fitted with clinical technological equipment that allows our affiliated physician groups to provide cancer patients the highest quality of care through clinically advanced treatment options. The early and continual adoption of cutting-edge technology by the physicians in our affiliated physician groups has enabled rapid sharing of this knowledge and best practices across the network to drive superior clinical results. Early adoption and appropriate utilization of these next generation technologies has resulted in more attractive reimbursement rates for our affiliated physician groups.

For the year ended December 31, 2010, our net revenue, operating income and Adjusted EBITDA were $99.8 million, $9.2 million and $36.0 million, respectively, compared to $106.8 million, $20.2 million and $39.5 million, respectively, for the same period in 2009. The year-over-year decline in net revenue, operating income and Adjusted EBITDA was principally due to a decrease in patient treatments as a result of broad economic factors, the permanent closure of one center in June 2009 due to the expiration of a contract to operate the center and the resulting loss of revenue from patient treatments at that center and the replacement of linacs at two single linac treatment centers, which caused a temporary closure of one treatment center for approximately two months and reduced IMRT utilization at the second treatment center for approximately three months. In addition, due to the location of one of these treatment centers, we were unable to transfer patients from that temporarily closed center to other of our treatment centers.  During the year ended December 31, 2010, we incurred approximately $1.7 million in temporary center closure costs. One of the two centers returned to normal operations in May 2010 and the other returned to normal operations in August 2010.

Net Revenue and Expenses

Net Revenue.  We generate net revenue pursuant to long-term MSAs with affiliated physician groups. Pursuant to these MSAs, we provide our affiliated physician groups use of our facilities, certain clinical services of our treatment center staff and administer the non-medical business functions of our treatment centers, such as technical staff recruiting, marketing, managed care contracting, receivables management, compliance, purchasing, information systems, accounting, human resource management and physician succession planning. In return, our management services revenues include compensation by the affiliated physician groups for expenses incurred in operating our treatment centers plus a fee based on the earnings of our affiliated physician groups, with the exception of one MSA in California, under which we earn our management fee based on a fixed percentage of the affiliated physician group’s net revenue.

The revenue of our affiliated physician groups is generated from reimbursement by third-party payors and government programs. As such, our revenue is generated from our MSAs, but is impacted by the operations of the treatment centers especially as they relate to revenues generated by the affiliated physician groups.

Operating Expenses.  Our operating expenses consist principally of (i) the salaries and benefits we pay to our employees, including our management, billing and collections staff, administrative staff, marketing group and the professionals and employees working at our treatment centers other than the radiation oncologists; (ii) general and administrative expenses, including maintenance, rent, bad debt expense, utilities, insurance and other expenses for our corporate and administrative offices and treatment centers; and (iii) depreciation and amortization. The operating costs of the treatment centers are our responsibility.

Factors Affecting our Growth

We seek to drive growth by increasing our same-center operating performance, acquiring and developing new treatment centers in both our current and new markets, leveraging our strengths to contract with additional third-party payors on favorable terms, capitalizing on our receivables management expertise to maximize collections and benefitting from payors’ increased acceptance of, and reimbursement for, next generation treatment technologies.

Same-Center Growth

Referral source development, optimizing the utilization of new technologies, more efficient utilization of treatment center resources, a stable reimbursement environment and experienced management have resulted in our ability to maintain our financial performance. We have had success driving same-center growth through our proactive referral marketing programs, further advancements in web-based marketing, and targeted physician recruitment, which entails initiating physician recruitment only to the extent there is a need by one of our affiliated physician groups for additional practitioners within such group. Our referral marketing programs include assisting our affiliated physician groups with website development; search engine optimization; education oriented community awareness initiatives, such as community event participation; development of collateral material, such as brochures and newsletters and media advertisements; reports to track referral patterns; and periodic analyses of changes in referral sources. Our investment in, and implementation of, new state-of-the-art equipment has also helped drive same-center growth.

Acquisitions and Developments

We expect to continue to acquire and develop treatment centers in connection with the implementation of our growth strategy. Since the beginning of 2007, we have acquired 11 radiation oncology treatment centers, which are included in the following table:

	Number of Treatment Centers for the Year Ended December 31,
	2006	2007	2008	2009	2010
Treatment centers:
California	16	17	16	15	15
Florida	12	16	18	18	18
Indiana	—	—	4	4	4

We ceased operations of the Sonora Regional Cancer Center as of June, 2008. This new center that we developed in a joint venture commenced operation on April 6, 2005. Our initial contribution to the joint venture which managed this treatment center was $2.1 million. The closure was the result of the expiration of the lease agreement for the building space housing this treatment center. In connection with the closure, we impaired the value of Sonora’s clinical medical equipment to estimated net realizable value based on market price for similar assets and recognized an impairment loss from the discontinued operation for the property, plant, and equipment in our consolidated statement of operations of approximately $0.3 million, $0 million, and $2.4 million ($0.5 million of which was attributable to the joint venture partner), for the years ended December 31, 2010, 2009 and 2008, respectively. We also recorded an impairment loss for the year ended December 31, 2008 from the discontinued operation of approximately $3.0 million representing the reduction in value of goodwill allocable to Sonora. The impairment charges were recorded net of the $0.8 million of related income tax benefit.

In 2004, we entered into a contract to operate a treatment center on behalf of a third party payor for which we provided equipment and services. The center was closed in June 2009 as a result of the expiration of our contract to operate this treatment center. We recognized $0.6 million of closure costs during 2009.

Since the beginning of 2007 we have acquired 11 treatment centers for approximately $66.6 million plus transaction expenses.  On July 1, 2008, the Company acquired the assets of a radiation treatment center in Indiana previously held by ROA Associates, LLP.

The operations of the foregoing acquisitions have been included in the accompanying consolidated statements of income from the respective dates of each acquisition. When we acquire a treatment center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective values on the acquisition date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. We believe the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions. We do not currently have any binding commitments or agreements to make any acquisitions.

Third-Party Contracting

Our affiliated physician groups receive payments for their services and treatments rendered to patients covered by third-party payors. Most of our affiliated physician groups’ revenue from third-party payors is from managed care organizations and is attributable to contracts we have negotiated with them. We believe that the scale of our treatment center network improves our ability to negotiate more attractive agreements with these payors. These agreements specify fixed fees for services provided at our treatment centers, and give the managed care organization the ability to market access to our affiliated physician groups and physicians to their members. This is a benefit to the managed care organization, and also gives our affiliated physician groups access to a larger pool of potential patients.

Receivables Management

Our affiliated physician groups provide radiation therapy services under a significant number of different professional and technical codes, which determine reimbursement. Our affiliated physician groups rely on us to provide the complex coding, billing and collections process. Fees billed to contracted third-party payors and government sponsored programs are automatically adjusted to the allowable payment amount at the time of billing. For third-party payors with whom we do not have contracts and self-pay patients, the amount we expect will be paid for services is estimated and recorded at the time of billing. We revise these estimates at the time billings are collected for any actual differences in the amount received and the net billings due.

Our billing office staff expedites the payment process using a number of methods, including electronic inquiries, phone calls and automated letters, which helps to facilitate timely payment by the relevant payor. We routinely prepare aging reports for accounts receivable by date of billing. Our collection team then utilizes these reports to assess and determine the payors requiring additional focus and collection efforts. Our accounts receivable exposure on Medicare, Medicaid and third-party payor balances are largely limited to contractual adjustments. Our exposure to bad debts on balances relating to these types of payors historically has been de minimis.

In the event of denial of payment, we follow the payor’s standard appeals process, both to secure payment and to negotiate with the payors, as appropriate, to modify their medical policies to expand coverage for the newer and more advanced treatment services that we provide. If all reasonable collection efforts with these payors have been exhausted by our central billing office staff, the account receivable is written off to the contractual allowance.

Sources of our Affiliated Physician Groups’ Net Revenue By Payor

Our affiliated physician groups’ net revenue is summarized by payor source in the following table:

	Year Ended December 31,
	2008	2009	2010
Third-party payors	53%	55%	55%
Medicare	42%	39%	38%
Medicaid	4%	5%	6%
Self-pay	1%	1%	1%

Our affiliated physician groups receive payments for their services and treatments rendered to patients covered by Medicare, Medicaid, third-party payors and self-pay. Generally, our affiliated physician groups’ net revenue is impacted by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures.

Third-Party Payors.  Third-party payors include private health insurance as well as related payments for co-insurance and co-payments. Most of our affiliated physician groups’ third-party payor revenue is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 5% of our affiliated physician groups’ net revenue. Although the terms and conditions of our managed care contracts vary, they are typically for terms of less than five years and provide for automatic renewals. If payments by managed care organizations and other third-party payors decrease then our net revenue and net income could decrease.

Medicare and Medicaid.  Since cancer disproportionately affects elderly people, a significant portion of our affiliated physician groups’ net revenue is derived from the Medicare program as well as related co-payments. Medicare reimbursement rates are determined by the Center for Medicare and Medicaid Services, or CMS, and are typically lower than our rates to third-party payors and self-pay patients. Further, Medicaid reimbursement rates are typically lower than Medicare rates. Government sponsored programs generally reimburse on a fee-for-service basis based on a predetermined reimbursement rate schedule. Medicare reimbursement rates are determined by a formula that typically changes on an annual basis. We depend on payments from government sources and any changes in Medicare or Medicaid programs could result in a decrease in our net revenue and net income.

Self-Pay.  Self-pay consists of payments for treatments by patients not otherwise covered by Medicare, Medicaid and third-party payors.

Seasonality

Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Some of the patients of our Florida treatment centers are part-time residents in Florida during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, referrals are typically lower in the summer months due to traditional vacation periods.

Comparison of the Years Ended December 31, 2009 and 2010

Net revenue.  Net revenue for the year ended December 31, 2010 was $99.8 million compared to $106.8 million for the same period in 2009, a decrease of $7.0 million or 6.6%. The year-over-year decline in net revenue was principally due to (1) a $2.2 million decrease resulting from the permanent closure of one center in June 2009 due to the expiration of a contract to operate the center and the resulting loss of revenue from patient treatments performed at that center, (2) a $1.1 million decrease due to the replacement of linacs at two single-linac treatment centers, which caused a temporary closure of one treatment center and reduced IMRT utilization at the second treatment center and (3) a 6% decrease in patient treatments as a result of broad economic factors. Due to the location of one of the single-linac treatment centers, we were unable to transfer patients from the temporarily closed center to any of our other treatment centers in the network. Both treatment centers returned to normal operations by during the third quarter of 2010.

Salaries and benefits.  Salaries and benefits for the year ended December 31, 2010 decreased 2.8% to $34.7 million from $35.7 million for the same period in 2009. The decrease was primarily due to a reduction in personnel and related salary and employee benefit costs during the period as a result of a decrease in patient treatments, partially offset by a management retention payment of $0.5 million and $0.5 million of other compensation payments approved by the Compensation Committee of the Board of Directors.

Depreciation and amortization.  Depreciation and amortization expense for the year ended December 31, 2010 decreased slightly to $18.4 million compared to $18.7 million for the same period of 2009.

General and administrative expenses.  General and administrative expenses for the year ended December 31, 2010 increased $5.4 million to $37.5 million, or 16.8%, from $32.1 million for the year ended December 31, 2009. The increase was due to $1.7 million in costs associated with the operation of a temporary vault while replacing a linac at a single-linac treatment center, and $0.9 million in costs related to initial public filings, offset by a decrease of $2.1 million in center and corporate overhead costs. Reimbursement of legal expenses and proceeds related to the settlement of litigation of $4.3 million offset general and administrative expenses incurred during the year ended December 31, 2009.

Interest expense.  Interest expense increased $6.2 million to $22.9 million or 37.1% for the year ended December 31, 2010 compared to $16.7 million for the same period in 2009. The increase in interest expense was principally due to the refinancing of debt and the issuance of $210.0 million of Senior Secured Notes which bear interest at higher rates than the retired debt.

Debt extinguishment cost.  The Company recognized $2.9 million of debt extinguishment cost in the second quarter of 2010 in connection with the refinancing.

Income tax (expense) benefit.  Income tax benefit increased $8.7 million to $7.0 million for the year ended December 31, 2010 compared to income tax expense of $1.7 million during the same period in 2009. The increase was due to a $17.4 million loss from continuing operations before income taxes for the year ended December 31, 2010 compared to income from continuing operations before income taxes of $3.0 million for the year ended December 31, 2009.

Comparison of the Years Ended December 31, 2008 and 2009

Net revenue.  Net revenue decreased by $1.9 million, or 1.8%, from $108.7 million in 2008 to $106.8 million in 2009. The decrease was primarily due to lower reimbursement rates from CMS. CMS reimbursement rate reduction decreased net revenue by approximately $1.9 million, or 1.5%, with an additional decrease in net revenue due to a 4.4% decrease in total treatment center census. This decrease to net revenue was partially offset by a 3.1% increase in IMRT and 17.2% increase in IGRT treatment procedures, which are billable at a higher rate than CBT treatments.

Salaries and benefits.  Salaries and benefits decreased by $2.2 million, or 5.8%, from $37.9 million in 2008 to $35.7 million in 2009. Salaries and benefits as a percentage of net revenue decreased from 34.9% for 2008 to 33.5% for 2009. The decrease was primarily due to reduced salaries and benefits expenses related to staff reductions and elimination of bonuses in 2009.

Depreciation and amortization.  Depreciation and amortization expense increased by $0.6 million, or 3.4%, from $18.1 million in 2008 to $18.7 million in 2009. This increase was primarily due to depreciation related to new equipment installed at certain treatment center locations at the end of 2008.

General and administrative expenses.  General and administrative expenses decreased by $7.6 million, or 19.0%, from $39.7 million in 2008 to $32.1 million in 2009. General and administrative expenses as a percentage of net revenue decreased from 36.5% for 2008 to 30.1% for 2009. The decrease was primarily due to a decrease in legal and accounting expenses of approximately $6.6 million as a result of legal expenses incurred in 2008 which were partially reimbursed to us by one of our physician groups and in connection with the settlement of litigation related to those legal activities, the proceeds from which reduced legal expenses in 2009, and a decrease in corporate relocation expenses of $1.1 million resulting from moving the corporate headquarters from California to Colorado in 2008.

Interest expense.  Interest expense decreased by $1.5 million, or 8.4%, from $18.3 million in 2008 to $16.7 million in 2009. The decrease in interest expense was principally due to a decrease in interest rates and the average balance of debt outstanding.

Loss on interest rate swap.  Loss on interest rate swap decreased by $2.5 million, or 72.8%, from $3.4 million in 2008 to $0.9 million in 2009. The decrease in the loss on interest rate swap was principally due to a continued but less significant decline in interest rate expectations in 2009 compared to 2008.

Equity interest in net earnings of joint venture.  Equity interest in earnings of joint venture decreased by $0.4 million, or 35.5%, from $1.1 million in 2008 to $0.7 million in 2009. The decrease in the equity interest in earnings of joint venture was principally due to a decline in joint venture revenue and the resultant decline in net earnings.

Discontinued operations.  We incurred an impairment loss resulting from discontinued operations in 2008 of $4.1 million. The loss was the result of the closure of operations of our Sonora Regional Cancer Center, or Sonora, in which we had a 50% interest in a joint venture as of June 30, 2008. We recognized an impairment loss from the discontinued operation for the intangible assets and property, plant, and equipment of approximately $2.4 million ($0.5 million of which was attributable to the Sonora non-controlling joint venture partner) in 2008. We also recorded an impairment loss from discontinued operations of approximately $3.0 million representing the reduction in value of goodwill allocable to Sonora. The impairment charges were recorded net of the $0.8 million of related income tax benefit in 2008.

Income tax (expense) benefit.  Income tax expense increased $4.6 million from an income tax benefit of $3.0 million in 2008 to $1.7 million of income tax expense in 2009. The increase was primarily due to income from continuing operations of $3.0 million before income taxes in 2009 compared to a loss of $7.3 million from continuing operations before income taxes in 2008.

Liquidity and Capital Resources

On May 13, 2010, we concluded the offering of the Senior Secured Notes. Proceeds from the sale of the Senior Secured Notes were used primarily to repay our then existing senior credit facility and subordinated debt. Concurrently with the closing of the offering, our direct wholly-owned subsidiary, Oncure Medical, and each of its direct and indirect subsidiaries entered into a new senior secured revolving credit facility with GE Capital Markets, Inc., as sole lead arranger and book manager, General Electric Capital Corporation, as administrative agent and collateral agent, and the other lenders from time to time party thereto.

The new revolving senior credit facility provides for aggregate commitments of up to $40.0 million as of May 13, 2010, including a letter of credit sub-facility of $2.0 million and a swing line sub-facility of $2.0 million, and provides for the increase, at our option, of aggregate commitments by $10.0 million, subject to certain conditions. The new revolving credit facility is undrawn as of December 31, 2010 and expires in May 2015.

Our primary ongoing liquidity requirements are for working capital, debt service, capital expenditures and acquisitions. We finance these liquidity requirements through a combination of cash on hand, cash flows from operating activities and the incurrence of additional indebtedness, including borrowings under our revolving credit facility.

As of December 31, 2010, we had total cash and cash equivalents of $7.0 million, $206.6 million of outstanding long-term indebtedness, net of discount, and availability under our revolving credit facility of up to $40.0 million, which may be increased pursuant to the terms of the indenture governing the notes and the agreement governing our revolving credit facility.

Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our revolving credit facility. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our revolving credit facility in an amount sufficient to enable us to pay our service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities. No assurances can be given that we will be able to complete additional debt or equity financings on terms favorable to us or at all.

Cash Flows Provided By Operating Activities

Net cash provided by operating activities for the years ended December 31, 2008, 2009 and 2010 was $10.7 million, $16.9 million and $10.1 million, respectively.

Net cash provided by operating activities decreased $6.8 million to $10.1 million in the year ended December 31, 2010 compared to $16.9 million in the same period in 2009. The decrease was primarily a result of a decrease in net income in 2010 of $12.1 million, a decrease in deferred income tax expense of $8.3 million and an increase in cash utilized by other liabilities of $2.6 million primarily due to settlement of our interest swap agreement, offset by an increase in cash provided by accrued expenses of $5.0 million primarily due to accrued interest, debt extinguishment costs of $2.9 million, an increase in cash provided by accounts receivable of $4.1 million and a decrease in cash utilized for prepaid expenses and other assets of $3.2 million.

Net cash provided by operating activities increased by $6.2 million from $10.7 million in 2008 to $16.9 million in 2009. This increase was primarily attributable to a $9.7 million increase in net income offset in part by $4.1 million loss from discontinued operations.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the years ended December 31, 2008, 2009 and 2010 was $59.3 million, $6.0 million and $7.3 million, respectively.

Net cash used in investing activities increased by $1.3 million to $7.3 million for the year ended December 31, 2010 from $6.0 million for the year ended December 31, 2009. The increase was primarily due to an increase in capital expenditures of $0.9 million and a decrease in distributions received from unconsolidated joint ventures of $0.5 million.

Historically, our capital expenditures have been primarily for equipment and information technology software systems and equipment. Total capital expenditures (excluding acquisitions) were $14.2 million, $7.2 million and $8.0 million in 2008, 2009 and 2010, respectively. Capital expenditures for 2011, exclusive of the purchase of radiation oncology treatment centers, are expected to be approximately $7.8 million primarily related to equipment purchases and maintenance capital. To the extent that we acquire or internally develop new radiation oncology treatment centers, we may need to increase our expected capital expenditures.

Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2008 was $56.9 million. Net cash used in financing activities for the years ended December 31, 2009 and 2010 was $14.9 million and $1.1 million, respectively.

Net cash used in financing activities decreased by $13.8 million from $14.9 million for the year ended December 31, 2009, to $1.1 million for the year ended December 31, 2010. The decrease was primarily due to $206.3 million of proceeds from the issuance of Senior Secured Notes in May 2010, offset by $198.5 million in debt repayments and related loan costs of $9.0 million and a decrease in net payments on the line of credit of $12.0 million for the year ended December 31, 2009.

Net cash used in investing activities decreased by $53.3 million from $59.3 million used in investing activities in 2008 to $6.0 million used in investing activities in 2009.  This decrease was primarily attributable to $46.5 million in cash paid for acquisitions in 2008 compared to no acquisitions in 2009 and a $7.0 million reduction in property and equipment purchases in 2009 as compared to 2008.

Net cash used in financing activities increased by $71.8 million from $56.9 million provided by financing activities in 2008 to $14.9 million used in financing activities in 2009. The increase was primarily attributable to $47.2 million in proceeds from the issuance of debt and a $12.0 million draw on our line of credit in 2008 compared to the repayment of $12.0 million on our existing line of credit and no new borrowings or issuance of debt in 2009.

On May 13, 2010, we concluded an offering for $210.0 million of 11.75% Senior Secured Notes (“Senior Notes”) which will mature on May 15, 2017. The offering of the Senior Secured Notes closed on May 13, 2010 with generated net proceeds to us of $206.3 million which was utilized to repay the outstanding balances of our Senior term loan and Subordinated debt along with $9.0 million of expenses of the offering. The Senior Notes are secured by the assets of the Company and our subsidiaries and are guaranteed by our subsidiaries. Prior to May 15, 2013, up to 35% of the Senior Notes are redeemable at the option of the Company with proceeds from an equity offering at a redemption price of 111.75%.

Concurrently with the closing of the offering of the Senior Notes, our direct wholly-owned subsidiary, Oncure Medical Corp. and each of its direct and indirect subsidiaries entered into a new senior secured revolving credit facility (“Revolving Credit Facility”) with GE Capital Markets, Inc., as sole lead arranger and book manager, General Electric Capital Corporation, as administrative agent and collateral agent, and the other lenders from time to time party thereto. The new Revolving Credit Facility provided for aggregate commitments of up to $40.0 million, including a letter of credit sub-facility of $2.0 million and a swing line sub-facility of $2.0 million, and will provide for the increase, at our option, of aggregate commitments by $10.0 million, subject to certain conditions. The Revolving Credit Facility bears interest at a rate of Prime plus 3.5% (6.75% at December 31, 2010) or LIBOR plus 4.5% (4.76% at December 31, 2010). The revolving line of credit is subject to an unused line fee of 0.75% to be paid quarterly.

Discussion of Non-GAAP Information

Adjusted EBITDA consists of net income as adjusted for depreciation and amortization, interest expense, interest and other income, income taxes, income from discontinued operations, non-cash equity based compensation expense, impairment loss resulting from discontinued operations, loss on interest rate swap, the management fee that we pay to Genstar and for certain other items that we believe are appropriate to manage the business and for the understanding of the reader, as detailed below. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis.

We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance and believe this measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industries with similar capital structures. We believe issuers of “high yield” securities also present Adjusted EBITDA because investors, analysts and rating agencies consider it useful in measuring the ability of those issuers to meet debt service obligations. We believe that Adjusted EBITDA is an appropriate supplemental measure of debt service capacity, because cash expenditures for interest are, by definition, available to pay interest, and income tax expense is inversely correlated to interest expense because income tax expense goes down as deductible interest expense goes up and depreciation and amortization are non-cash charges.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider this item in isolation, or as a substitute for an analysis of our results as reported under GAAP. Some of these limitations are:

•                  excludes certain income tax payments that may represent a reduction in cash available to us;

•                  does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•                  does not reflect changes in, or cash requirements for, our working capital needs; and

•                  does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt, including the notes;

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•                  is adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;

•                  other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure; and

•                  we include certain adjustments that may be recurring in nature and may not meet the GAAP definition of infrequent or unusual items, but we believe these items are appropriate to manage the business and for the understanding of the reader.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally.

In calculating Adjusted EBITDA, we make certain adjustments that are based on assumptions and estimates. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses, or realize benefits, similar to those adjusted in this presentation. We calculate Adjusted EBITDA in accordance with the debt covenants of our revolving credit agreement and certain adjustments are subject to debt administrator concurrence.

Adjusted EBITDA is a supplemental measure of our performance and our ability to service debt that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or any other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as measures of our liquidity. In addition, our measurements of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Net income (loss)	$(8,387)	$1,355	$(10,696)
Depreciation and amortization	18,110	18,718	18,365
Interest expense	18,258	16,726	22,908
Interest and other income, net	(200)	250	920
Income tax (benefit) expense	(2,990)	1,654	(6,969)
EBITDA	24,791	38,703	24,528
Plus:
Debt extinguishment cost	—	—	2,932
Impairment loss resulting from discontinued operations	4,065	—	275
Income from discontinued operations	(29)	—	—
Stock-based compensation expense	804	944	588
Loss on interest rate swap(a)	3,372	916	267
Legal expenses and settlements(b)	2,322	(4,268)	—
Acquisition audits and related expenses(c)	591	713	329
Corporate relocation costs(d)	1,110	—	—
Management fees(e)	1,500	1,500	1,500
Severance costs(f)	(65)	187	810
Center closure costs(g)	—	—	2,885
Other expenses(h)	683	825	1,898
Adjusted EBITDA	$39,144	$39,520	$36,012

(a)                                  Loss on interest rate swap that did not qualify for hedge accounting. See Note 6 of the Notes to our Consolidated Financial Statements included elsewhere in this annual report.

(b)                                 Represents legal expenses and proceeds received related to the settlement of litigation.

(c)                                  Includes $0.3 million and $0.7 million related to one-time acquisition-related audit expenses incurred during 2008 and 2009, respectively; and $0.3 million and $0.3 million in acquisition-related expenses in 2008 and 2010, respectively.

(d)                                 Represents one-time costs associated with the relocation of our corporate headquarters to Colorado.

(e)                                  Represents management fees paid to Genstar.

(f)                                    Represents severance costs related to general personnel reductions during 2008 and 2009; and the departure of our former CEO and other workforce reduction costs during 2010.

(g)                                 Includes estimated legal costs related to a lease settlement and temporary vault costs during permanent vault construction at one center location.

(h)                                 Includes $0.5 million of one-time lease-termination costs in 2009, deferred rent amortization of $0.5 million, $0.3 million and $0.3 million in 2008, 2009 and 2010, respectively; other expenses related to discontinued operations of $0.1 million in 2008; $0.5 million conditional management retention expense in 2010; $0.2 million of costs related to re-organizing physician groups in Florida into a consolidated billing entity in 2010; and $0.9 million of professional fees associated with the registration of our Senior Secured Notes in 2010.

Contractual Obligations

The following table sets forth our contractual obligations and the periods in which payments are due as of December 31, 2010:

	Payments Due by Period
Contractual Cash Obligations (in thousands)	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt(1)	$370,388	$24,675	$49,350	$49,350	$247,013
Capital lease obligations and other notes	6,124	2,235	2,997	892	—
Operating leases	59,630	9,458	16,810	15,027	18,335
Other purchase obligations	1,130	1,130	—	—	—
Total contractual cash obligations	$437,272	$37,498	$69,157	$65,269	$265,348

(1)                                  Interest payments on long-term debt are based on the fixed annual interest rate of 11.75%.

In addition to the obligations in the table above, we have an advisory services agreement with Genstar Capital, LLC. Pursuant to this agreement, we pay Genstar an annual management fee of $1.5 million for financial and advisory services. This agreement continues from year to year unless otherwise amended or terminated.

Additionally, in January 2006, we formed the Vidalia Regional Cancer Center, LLC as a joint venture with Meadows Regional Medical Center to develop and operate a new treatment center in Vidalia, Georgia. Both we and Meadows Regional Medical Center have committed to fund an initial $1.0 million of initial capital upon the successful issuance of a Georgia CON by the Georgia Department of Community. Although the CON has been issued and there has been no development activity to date, it is reasonably possible that development activities will commence within the next year.

Off Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Inflation

We are impacted by rising costs for certain inflation-sensitive operating expenses such as equipment, labor and employee benefits. We believe that inflation has not had a material impact on us, but may in the future.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses, and related disclosures of contingent assets and liabilities. We continuously evaluate our critical accounting policies and estimates, including those related to consolidation, revenue recognition, accounts receivable valuation, evaluation of goodwill and other intangible assets for impairment and the provision for income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our accounting policies are described in Note 2 of the Notes to our Consolidated Financial Statements included elsewhere in this annual report. We believe the following critical accounting policies are important to the portrayal of our financial condition and results of operations and require our management’s subjective or complex judgment because of the sensitivity of the methods, assumptions and estimates used in the preparation of our consolidated financial statements.

Net Revenue and Allowances for Contractual Discounts.  Our net revenue represents a management fee that is based on a fixed percentage of the earnings of our affiliated physician groups except for one facility where the management fee is based on a fixed percentage of the affiliated physician group’s net revenue. Accordingly, the net revenue reported in our consolidated financial statements is affected by the net revenue of our affiliated physician groups. Our affiliated physician groups have agreements with third-party payors that provide for payments at amounts different from their established rates. Our affiliated physician groups’ net revenue is reported at the estimated net realizable amounts due from patients, third-party payors and others for services rendered. Our affiliated physician groups’ net revenue is recognized as services are provided. Medicare and other governmental programs reimburse physicians based on fee schedules, which are determined by the related government agency. Our affiliated physician groups also have agreements with managed care organizations to provide physician services based on negotiated fee schedules.

Our affiliated physician groups derive a significant portion of their net revenue from Medicare, Medicaid and third party payors that receive discounts from our standard charges. We must estimate the total amount of these discounts to prepare our consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and subject to interpretation and adjustment. We estimate the allowance for contractual discounts on a payor class basis given each payors’ interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating regular review and assessment of the estimation process. Changes in estimates related to the allowance for contractual discounts affect net revenue reported in our consolidated statements of operations. We recorded changes in estimates in our allowances for contractual discounts for fiscal years 2008 and 2009 which increased net revenue by $1.8 million and $0.2 million, respectively. There was no material change in estimate in our allowances for contractual discounts for the year ended December 31, 2010.

Accounts Receivable and Allowances for Doubtful Accounts.  Accounts receivable and the related cash flows upon collection of these accounts receivable are assigned to us by our affiliated physician groups and reported net of estimated allowances for doubtful accounts and contractual adjustments. As part of the MSA, and in consideration of the management services we provide to them, the affiliated physician groups assign their accounts receivable to us. Accounts receivable are uncollateralized and primarily consist of amounts due from third-party payors and patients. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations (other than Medicare) of receivables is limited due to the large number of insurance companies and other payors that provide payments for our services. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject us to any significant credit risk in the collection of our accounts receivable.

The amount of the provision for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, trends in federal and state governmental healthcare coverage and other collection indicators. Accounts receivable are written-off after collection efforts have been followed in accordance with our policies. Accounts receivable, less allowances of $0.6 million, $0.6 million and $1.1 million, were $20.7 million, $21.2 million and $17.3 million as of December 31, 2008, 2009 and 2010, respectively.

Management Services Agreements Payable.  We collect accounts receivable assigned to us by our affiliated physician groups. We remit amounts due to our affiliated physician groups based on the terms of the respective MSA. This payable is included in accrued expenses in our consolidated financial statements and was $2.7 million, $2.9 million, and $2.4 million as of December 31, 2008, 2009 and 2010, respectively.

Goodwill.  We perform impairment tests at least annually on all goodwill. For purposes of testing goodwill for impairment, our goodwill has been assigned to our one consolidated reporting unit and our test is performed in the fourth quarter of each year or more frequently if impairment indicators arise. Goodwill is reviewed for impairment utilizing a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if a potential impairment exists, the fair value of the reporting unit is compared to the fair value of its assets and liabilities, excluding goodwill, to estimate the implied value of the reporting unit’s goodwill. If an impairment charge is deemed necessary, a charge is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value.

Considerable management judgment is necessary to estimate the fair value of our reporting unit and goodwill. We determine the fair value of our reporting unit based on the income approach, using a discounted cash flow, or DCF, analysis to value the long-term future cash flows. This DCF analysis was used solely for the purpose of evaluating our goodwill for impairment and should not be interpreted as our prediction of future performance. The assumptions used in our DCF analysis are consistent with the assumptions we believe hypothetical marketplace participants would use, including the expectation that the most likely transaction to acquire us would be to acquire our assets. With respect to our DCF analysis, the timing and amount of future cash flows requires critical management assumptions, including estimates of expected future net revenue growth rates, EBITDA contributions, expected capital expenditures and an appropriate discount rate and terminal value. The average annual revenue growth rates forecasted for the reporting unit for the first five years of our projections ranged between 4.2% and 2.5%. After 2015, revenue growth was estimated to stabilize at a more normalized level of 3.0%. The overall weighted average cost of capital was 11.5% and the terminal value was calculated using the “Gordon Growth” expression. This expression quantifies the terminal value based on the assumption of a perpetual stream of cash flow with an inherent growth rate of 3.0%. Our 2010 assessment resulted in the determination that the fair value of our reporting unit exceeded the carrying amount by 43% and thus no impairment was indicated.

Impairment of Long-Lived Assets.  We review our long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. Assessment of possible impairment of a particular asset is based on our ability to recover the carrying value of such asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of such asset, an impairment charge is recognized for the amount by which the asset’s carrying value exceeds its estimated fair value.

Income Taxes.  We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. There are currently no valuation allowances against deferred tax assets.

An uncertain income tax position will not be recognized if we believe it has less than a 50% likelihood of being sustained. At December 31, 2010, we had $1.0 million of unrecognized tax assets. We are subject to taxation in the United States and five state jurisdictions. We are generally subject to federal and state examination for tax years after December 31, 2005 for federal purposes and after December 31, 2004 for state purposes.

Recent Accounting Pronouncements.  From time to time, the FASB, the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to our business and financial statements.  We cannot provide assurance that future changes in accounting rules would not required us to make restatements.  Information regarding new accounting pronouncements is included in Note 2 to the consolidated financial statements.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks as a part of our operations, and we anticipate that this exposure will increase as a result of our planned growth. In an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments. These derivative financial instruments may take the form of forward sales contracts, option contracts, and interest rate swaps. We have not and do not intend to engage in the practice of trading derivative securities for profit. In March 2006, we entered into an interest rate swap agreement in connection with our then existing credit facility, with a notional amount of $70.0 million. We terminated and repaid that credit facility and the related interest rate swap agreement in May 2010.

On May 13, 2010, we entered into a Credit Agreement for a senior secured revolving credit facility which provides for borrowings of up to $40.0 million in total, subject to certain restrictions.  Principal amounts outstanding under the Credit Agreement will bear interest at a rate of Prime plus 3.5% or LIBOR plus 4.5%.  As of December 31, 2010, there were no amounts outstanding under the facility, accordingly, there is no impact from interest rate risk related to our Credit Agreement for the senior secured revolving credit.

Our notes bear fixed interest rates, and therefore, would not be subject to interest rate risk.

Item 8.   Financial Statements and Supplementary Data

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

OnCure Holdings, Inc. and Subsidiaries

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OnCure Holdings, Inc.

We have audited the accompanying consolidated balance sheets of OnCure Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Denver Colorado

March 15, 2011

OnCure Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash	$7,047	$5,365
Accounts receivable, less allowances of $1,137 and $640, respectively	17,273	21,151
Deferred income taxes	936	1,063
Prepaid expenses	2,555	3,183
Other current assets	2,880	2,196
Total current assets	30,691	32,958
Property and equipment, net	37,483	41,959
Goodwill	174,353	174,353
Management service agreements, net	51,923	58,769
Other assets, net	12,905	8,535
Assets of discontinued operations	191	612
Total assets	$307,546	$317,186
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,475	$3,172
Accrued expenses	9,587	6,694
Current portion of long-term debt	284	1,802
Current portion of obligations under capital leases	1,610	1,681
Other current liabilities	353	333
Current liabilities of discontinued operations	126	133
Total current liabilities	14,435	13,815
Long-term debt, net of unamortized discount of $3,432 and $0, respectively, less current portion	206,568	194,860
Capital leases, less current portion	3,487	5,101
Other long-term liabilities	2,272	5,239
Deferred income tax liabilities	16,790	24,069
Total liabilities	243,552	243,084
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,317,675 shares issued and outstanding	26	26
Additional paid-in capital	96,323	95,735
Accumulated deficit	(32,355)	(21,659)
Total stockholders’ equity	63,994	74,102
Total liabilities and stockholders’ equity	$307,546	$317,186

See accompanying notes.

OnCure Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands)

	Year Ended December 31,
	2010	2009	2008
Net revenue	$99,757	$106,757	$108,684
Cost of operations:
Salaries and benefits	34,686	35,738	37,933
Depreciation and amortization	18,365	18,718	18,110
Management fees	1,500	1,500	1,500
General and administrative expenses	36,005	30,638	38,196
Total operating expenses	90,556	86,594	95,739
Income from operations	9,201	20,163	12,945
Other income (expense):
Interest expense	(22,908)	(16,726)	(18,258)
Debt extinguishment costs	(2,932)	—	—
Loss on interest rate swap	(267)	(916)	(3,372)
Equity interest in net earnings of joint venture	436	738	1,144
Interest income and other expense, net	(920)	(250)	200
Total other expense	(26,591)	(17,154)	(20,286)
(Loss) income from continuing operations before income taxes	(17,390)	3,009	(7,341)
Income tax benefit (expense)	6,969	(1,654)	2,990
(Loss) income from continuing operations	(10,421)	1,355	(4,351)
Discontinued operations, net of tax:
Impairment loss from discontinued operations	(275)	—	(4,065)
Income from discontinued operations	—	—	29
Net (loss) income	$(10,696)	$1,355	$(8,387)

See accompanying notes.

OnCure Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share Amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2008	—	$—	26,121,870	$26	$93,792	$(14,627)	$79,191
Issuance of common stock	—	—	172,165	—	112	—	112
Stock-based compensation	—	—	—	—	804	—	804
Net loss and comprehensive loss	—	—	—	—	—	(8,387)	(8,387)
Balance at December 31, 2008	—	—	26,294,035	26	94,708	(23,014)	71,720
Issuance of common stock	—	—	23,640	—	83	—	83
Stock-based compensation	—	—	—	—	944	—	944
Net income and comprehensive income	—	—	—	—	—	1,355	1,355
Balance at December 31, 2009	—	—	26,317,675	26	95,735	(21,659)	74,102
Stock-based compensation	—	—	—	—	588	—	588
Net loss and comprehensive loss	—	—	—	—	—	(10,696)	(10,696)
Balance at December 31, 2010	—	$—	26,317,675	$26	$96,323	$(32,355)	$63,994

See accompanying notes.

OnCure Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net (loss) income	$(10,696)	$1,355	$(8,387)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity interest in net earnings of joint venture	(436)	(738)	(1,144)
Depreciation	11,609	11,917	11,347
Amortization	6,756	6,801	6,763
Amortization of loan fees and deferred interest expense	1,442	2,588	2,462
Debt extinguishment costs	2,932	—	—
Impairment loss from discontinued operations	275	—	4,065
Deferred income tax provision	(6,981)	1,290	(3,374)
Stock-based compensation	588	944	804
Provision for doubtful accounts	2,423	2,148	1,886
Change in fair value of interest rate swap	(436)	(1,669)	2,305
Other, net	1,170	575	430
Changes in operating assets and liabilities:
Accounts receivable	1,456	(2,603)	(8,600)
Prepaid expenses and other current assets	340	(2,888)	383
Other noncurrent assets	14	(28)	715
Accounts payable and accrued expenses	2,194	(2,783)	3,089
Other liabilities	(2,576)	(36)	(2,024)
Net cash provided by operating activities	10,074	16,873	10,720
Investing activities
Purchases of property and equipment	(8,038)	(7,177)	(14,190)
Acquisition of radiation centers	—	(2)	(46,498)
Distribution received from unconsolidated joint venture	720	1,205	1,434
Net cash used in investing activities	(7,318)	(5,974)	(59,254)
Financing activities
Proceeds from issuance of debt	206,348	—	47,180
Payment of debt issuance costs	(8,963)	—	—
Principal repayments of debt	(196,773)	(1,373)	(1,042)
Principal repayments of capital leases	(1,686)	(1,590)	(1,377)
Net (repayments) draws on line of credit	—	(12,000)	12,000
Proceeds from exercise of stock options	—	83	112
Net cash (used in) provided by financing activities	(1,074)	(14,880)	56,873
Net increase (decrease) in cash	1,682	(3,981)	8,339
Cash, beginning of year	5,365	9,346	1,007
Cash, end of year	$7,047	$5,365	$9,346
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$18,989	$18,337	$16,826
Income taxes paid, net	246	384	13

See accompanying notes.

OnCure Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010

1. Organization and Business Summary

OnCure Holdings, Inc. and Subsidiaries (collectively, the “Company” or “OnCure”) is a Delaware corporation formed in 2006 to acquire 100% of the issued and outstanding common stock of Oncure Medical Corp. (the Merger). OnCure is substantially owned by funds managed by Genstar Capital, LLC. The Company has 1,000,000 shares of authorized preferred stock of which none is issued or outstanding.

OnCure is principally engaged in providing capital equipment and business management services to radiation oncology physician groups (Groups) that treat patients at cancer centers (Centers). The Company owns the Centers’ assets and provides services to the Groups through exclusive, long-term management services agreements. OnCure provides the Groups with oncology business management expertise and new technologies including radiation oncology equipment and related treatment software. Business services that OnCure provides to the Groups include non-physician clinical and administrative staff, operations management, purchasing, managed care contract negotiation assistance, reimbursement, billing and collecting, information technology, human resource and payroll, compliance, accounting, and treasury. Under the terms of the management service agreements, the Company is reimbursed for certain operating expenses of each Center and earns a monthly management fee from each Group that is primarily based on a predetermined percentage of each Group’s earnings before interest, income taxes, depreciation, and amortization (EBITDA). The Company manages the radiation oncology business operations of six Groups in Florida, six Groups in California, one Group in Indiana for a fee that ranges from 50% to 60% of EBITDA; and one Group in California for a fee that is 74% of net revenue.

2. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has determined that none of its existing management services agreements with its Groups meet the requirements for consolidation of the Groups under U.S. generally accepted accounting principles. Specifically, the Company does not have an equity ownership interest in any of the Groups. Furthermore, the Company’s service agreements specifically do not give the Company “control” of the Groups as the Company does not have exclusive authority over decision making and the Company does not have a financial interest in the Groups. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain previously reported financial information has been reclassified to conform to the current presentation. Such reclassifications did not materially affect the Company’s consolidated financial condition, net loss, or cash flows as previously reported.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosures at the date of the consolidated financial statements.

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Consequently, actual results may differ from those estimated amounts used in the preparation of the consolidated financial statements.

Net Revenue

Net revenue is recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective Groups are billed by the Company, as the exclusive billing agent of the Groups, to patients, third-party payors, and others. The Company’s management fees are dependent on the EBITDA (or in one case, revenue) of each treatment center. As such, revenues generated by the Groups significantly impact the amount of management fees recognized by the Company. If differences between the Groups’ revenues and the expected reimbursement are identified based on actual final settlements, there would be an impact to the Company’s net revenue. There was no material adjustment in the Company’s net revenue for the year ended December 31, 2010. As a result of these changes to the Groups’ revenues and related EBITDA, the Company’s net revenue increased by approximately $0.2 million and $1.8 million for the years ended December 31, 2009 and 2008, respectively. Amounts distributed to the Groups for their services under the terms of the management services agreements totaled $26.4 million, $30.4 million and $31.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, amounts payable to the Groups for their services of $2.6 million and $2.9 million, respectively, were included in accrued expenses.

The Groups derive a significant portion of revenue from amounts billed to Medicare, Medicaid, and other payors that receive discounts from the Groups’ approved gross billing amount. As the Company is not a medical provider, all contracts are between the Group and the responsible parties, but the negotiation of contract terms is one of the business services provided by the Company under its management services agreements. The Company must estimate the total amount of these discounts, which reduce revenue for both the Groups and the Company, to prepare its consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and subject to interpretation and adjustment. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management.

During 2010, 2009 and 2008, approximately 44%, 44% and 46%, respectively, of the Groups’ revenues related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, the Company, as the Group’s billing agent, and the Groups are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

The Company has two management agreements that generated approximately 24% and 13% of revenue, respectively, for the year ended December 31, 2010, 23% and 13% of revenue, respectively, for the year ended December 31, 2009, and 24% and 14% of revenue, respectively for the year ended December 31, 2008.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

Accounts Receivable, Net

Accounts receivable are assigned by the Groups to the Company and are reported net of estimated allowances for doubtful accounts and contractual adjustments.

Reimbursements relating to health care accounts receivable, particularly governmental receivables, are complex, change frequently, and could, in the future, adversely impact the Company’s ability to collect accounts receivable and the accuracy of estimates.

Accounts receivables are estimated at their net realizable value, which in management’s judgment is the amount that the Company expects to collect, taking into account contractual agreements that reduce gross fees billed and allowances for doubtful accounts that may otherwise be uncollectible. Accounts receivable are uncollateralized and primarily consist of amounts due from third-party payors and patients. If the Company determines that accounts are uncollectible, the management services agreements require the Group to reimburse the Company for the additional uncollectible amount. Such reimbursement reduces the Group’s earnings for the applicable period. Because the Company’s management fees are primarily based upon the Group’s earnings, this adjustment would also reduce the Company’s management fees.

The amount of the allowance for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in federal and state government health care coverage, and other collection indicators. The primary tool used in management’s assessment is a monthly, detailed review of historical collections and write-offs of accounts receivable. The results of the detailed review of historical collections and write-off experience, adjusted for changes in trends and conditions, are used to evaluate the allowance amount for the current period. Accounts receivable are written-off after collection efforts have been followed in accordance with the Company’s policies.

A summary of the activity in the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2010	2009
Balance, beginning of year	$640	$555
Additions charged to provision for bad debts	2,423	2,148
Accounts receivable written-off (net of recoveries)	(1,926)	(2,063)
Balance, end of year	$1,137	$640

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the life of the lease. Amortization of assets under capital lease obligations is included in depreciation and amortization in the accompanying consolidated statements of operations.

Major asset classifications and useful lives are as follows:

Buildings	7 years
Clinical medical equipment	5 - 10 years
Office, computer, and telephone equipment	2 - 10 years

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated.

Management Services Agreements, Net

Management services agreements represent the intangible assets that were purchased in the Merger. In connection with the Merger, existing services agreements were recorded at their estimated fair values based upon an independent valuation. The agreements are noncancelable except for performance defaults that are subject to various notice and cure periods.

The Company amortizes the management services agreement intangible assets on a straight-line basis over the term of each agreement, including one renewal option period, which range from 4 to 24 years (see Note 4).

Long-Lived Assets

Property and equipment that is intended to be held and used by the Company and management services agreement intangible assets are reviewed to determine whether any events or changes in circumstances indicate the carrying amounts of the assets may not be recoverable. If factors exist that indicate the carrying amounts of the assets may not be recoverable from estimated future cash flows, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis and, if necessary, would recognize a loss for the difference between the carrying amounts and the fair values of the assets. Impairment analysis is subjective and assumptions regarding future growth rates and operating expense levels can have a significant impact on the expected future cash flows and impairment analysis.

The Company recorded impairment loss from discontinued operations in its consolidated statement of operations for the years ended December 31, 2010 and 2008 (see Note 5).

The Company has determined that there have been no other events or changes in circumstances to indicate the carrying amount of the assets may not be recoverable, thus no other impairment was recorded.

Goodwill

The Company tests for the impairment of goodwill on October 1 of each year, or whenever events or changes in circumstances indicate its carrying value might not be recoverable. The provisions require that a two-step impairment test be performed on goodwill. In the first step, the fair value of the Company is compared to the carrying value of the net assets. Fair value is estimated using discounted cash flows and other market-related valuation models. If the fair value of the Company exceeds the carrying value of the net assets, goodwill is considered not to be impaired and the Company is not required to perform further testing.

If the carrying value of the net assets exceeds the fair value of the Company, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the Company’s goodwill. If the carrying value of the goodwill exceeds its implied fair value, the Company would record an impairment loss equal to the difference.

The Company recorded a goodwill impairment loss from discontinued operations in its consolidated statement of operations for the year ended December 31, 2008 (see Note 5).

No other goodwill impairment loss was recognized for the years ended December 31, 2010 or 2009.

Purchase Price Allocation

The purchase price allocation for acquisitions requires use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible assets acquired and liabilities assumed based on their respective fair values. Such fair value estimates, which consider market participant assumptions, include, but are not limited to, estimating future cash flows and developing appropriate discount rates. The operating results of acquired entities are included in the Company’s consolidated statements of operations from the date of acquisition.

Other Assets, Net

Other assets consist primarily of deferred debt financing costs, which are capitalized and amortized to interest expense over the terms of the related debt agreements, and investments in unconsolidated subsidiaries.

Income Taxes

The income tax benefit (expense) represents the estimated current and deferred federal and state income taxes. Deferred taxes arise primarily from the recognition of revenues and expenses in different periods for income tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The impact of a tax position is recognized when it is more than likely than not to be sustained on audit. The benefit recognized is the largest amount that is more likely than not to be sustained. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.

Stock-Based Compensation

The Company recognizes compensation expense in its consolidated statements of operations for all share-based payment awards to employees and directors. The fair value of share-based payment awards is estimated at the grant date using an option pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period, which is generally the vesting period.

The Company adopted the “simplified method” to determine the expected term for “plain vanilla” options in its Black-Scholes-Merton option pricing model. The “simplified method” states that the expected term is equal to the average of the vesting term plus the contract term of the option.

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards and recognizes share-based compensation costs over the vesting period using the straight-line single option method. Because the Company does not have publicly traded equity, the Company has developed a volatility assumption to be used for option valuation based upon an index of publicly traded peer companies. In selecting comparable companies, the Company looked at several factors including industry and size in terms of market capitalization.

The Company bases the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

Share-based compensation is recognized only for those awards that are ultimately expected to vest. The Company records compensation expense, net of estimated forfeitures, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

Fair Value of Financial Instruments

The Company’s receivables, payables, prepaids, and accrued liabilities are current assets and obligations on normal terms and, accordingly, the recorded values are believed by management to approximate fair value due to the short-term maturity of these instruments.

The Company’s long-term debt was valued at $199.5 million for the year ended December 31, 2010. While the Company’s long-term debt has not been listed on any securities exchange or inter-dealer automated quotation system, the Company has estimated the fair value of its long-term debt based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

Segment Information

The Company’s business of providing capital equipment and business management services to Groups that treat patients at Centers comprises a single reportable operating segment.

3. Property and Equipment

The Company’s property and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Buildings and leasehold improvements	$8,308	$6,531
Furniture and fixtures	6,008	5,022
Medical equipment	65,869	63,906
	80,185	75,459
Less accumulated depreciation and amortization	(42,702)	(33,500)
	$37,483	$41,959

Depreciation expense was approximately $11.6 million, $11.9 million and $11.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Capital leased assets included in property and equipment are as follows (in thousands):

	December 31,
	2010	2009
Medical equipment	$11,810	$11,810
Less accumulated depreciation	(5,067)	(3,719)
	$6,743	$8,091

The portion of depreciation expense relating to capital lease equipment was approximately $1.4 million for the years ended December 31, 2010, 2009 and 2008. Depreciation expense for capital leased assets is included in depreciation and amortization expense in the consolidated statements of operations.

4. Goodwill and Management Services Agreements

Management services agreement intangible assets consist of the following (in thousands):

	December 31,
	2010	2009
Cost	$82,110	$82,110
Less accumulated amortization	(30,187)	(23,341)
Carrying value	$51,923	$58,769

Amortization expense was $6.8 million, $6.9 million and $7.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The weighted-average amortization period is 10 years.

The estimated aggregate future amortization expense for management services agreement intangible assets is as follows at December 31, 2010 (in thousands):

2011	$6,628
2012	6,143
2013	5,371
2014	5,107
2015	4,524
Thereafter	24,150
$51,923

The following table summarizes changes in the Company’s goodwill (in thousands):

	December 31,
	2010	2009
Balance, beginning of year	$174,353	$174,351
Acquisition of new Centers	—	2
Balance, end of year	$174,353	$174,353

5. Discontinued Operations

The Company ceased operations at the Sonora Regional Cancer Center as of June 30, 2008, and placed Sonora’s tangible assets in storage. The Company impaired the value of Sonora’s clinical medical equipment to estimated net realizable value based on market price for similar assets and recognized an impairment loss from the discontinued operation for the property, plant, and equipment in the Company’s consolidated statement of operations of approximately $0.3 million, $0 million, and $2.4 million ($0.5 million of which was attributable to the joint venture partner), for the years ended December 31, 2010, 2009 and 2008, respectively. The Company also recorded an impairment loss for the year ended December 31, 2008 from the discontinued operation of approximately $3.0 million representing the reduction in value of goodwill allocable to Sonora. The impairment charges are recorded net of the $0.8 million of related income tax benefit.

6. Long-Term Debt

The Company’s long-term debt consisted of the following (in thousands):

	December 31,
	2010	2009
Senior secured notes	$210,000	$—
Senior term loan	—	121,750
Subordinated debt	—	74,610
Note payable	284	302
	210,284	196,662
Less unamortized discount	(3,432)	—
Less current portion of long-term debt	(284)	(1,802)
	$206,568	$194,860

The principal terms of the agreements that govern the Company’s outstanding indebtedness are summarized below:

11.75% Senior Secured Notes

On May 13, 2010, the Company concluded an offering for $210.0 million of 11.75% Senior Secured Notes (“Senior Notes”) which will mature on May 15, 2017. The offering of the Senior Secured Notes closed on May 13, 2010 with generated net proceeds to the Company of $206.3 million which was utilized to repay the outstanding balances of the Company’s Senior term loan and Subordinated debt along with $9.0 million of expenses of the offering. The Senior Notes are secured by the assets of the Company and its subsidiaries and are guaranteed by the Company’s subsidiaries. Prior to May 15, 2013, up to 35% of the Senior Notes are redeemable at the option of the Company with proceeds from an equity offering at a redemption price of 111.75%. On or after May 15, 2014, 2015 and 2016 the notes are redeemable at the option of the Company at redemption prices of 105.875%, 102.938% and 100.0%, respectively.

In connection with the offering, the Company entered into a Registration Rights Agreement between the Company and its Guarantors and the initial Purchaser, for the benefit of any holder of the Senior Notes, dated May 13, 2010. The registration rights agreement provides that the Company shall use commercially reasonable efforts to prepare and file with the SEC, no later than the 330th day after the closing date of the offering of the Senior Notes, an effective registration statement to enable the holders of the Senior Notes to exchange the unregistered Senior Notes for notes registered under the Securities Act of 1933 with substantially identical terms.

The Company completed the exchange offer during January 2011 and did not incur any increased interest under the Registration Rights Agreement.

The Senior Notes are governed by an indenture that contains certain restrictive covenants. These restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations.

Revolving Credit Facility

Concurrently with the closing of the offering of the Senior Notes, our direct wholly-owned subsidiary, Oncure Medical Corp. and each of its direct and indirect subsidiaries entered into a new senior secured revolving credit facility (“Revolving Credit Facility”) with GE Capital Markets, Inc., as sole lead arranger and book manager, General Electric Capital Corporation, as administrative agent and collateral agent, and the other lenders from time to time party thereto.

The new Revolving Credit Facility provided for aggregate commitments of up to $40.0 million, including a letter of credit sub-facility of $2.0 million and a swing line sub-facility of $2.0 million, and will provide for the increase, at the Company’s option, of aggregate commitments by $10.0 million, subject to certain conditions. The Revolving Credit Facility bears interest at a rate of Prime plus 3.5% (6.75% at December 31, 2010) or LIBOR plus 4.5% (4.76% at December 31, 2010). The revolving line of credit is subject to an unused line fee of 0.75% to be paid quarterly. The new Revolving Credit Facility is undrawn as of December 31, 2010 and expires in May 2015.

The credit agreement for the Revolving Credit Facility contains certain financial covenants that the Company and its subsidiaries must comply with if the Company draws on the Revolver. As of December 31, 2010, no events of default have occurred with respect to any of the Company’s debt agreements.

Senior Term Loan

Prior to May 13, 2010, the Company had a $155.0 million Second and Amended Restated Credit Agreement (“Credit Agreement”) with GE Healthcare Financial Services (“GE”), as administrative agent and a member of the bank syndicate, which included an initial term loan of $80.0 million, a revolving line of credit of $25.0 million, and a delayed draw term loan of $50.0 million. The initial term loan had scheduled quarterly payments through the maturity date of June 30, 2012. The initial term loan bore interest at the Credit Agreement’s reference base rate plus 2.00% or LIBOR plus 3.50%. At December 31, 2009, the interest rate was 3.75%. The balance was paid in full on May 13, 2010 in connection with the Senior Notes financing.

The delayed draw term loan included within the Credit Agreement matured June 30, 2012, and had scheduled quarterly payments. The delayed draw term loan bore interest at the Credit Agreement’s reference base rule plus 2.00% or LIBOR plus 3.50%. At December 31, 2009, the interest rate was 3.75%. The delayed draw term loan was subject to an unused line fee of 0.75% to be paid monthly. The balance was paid in full on May 13, 2010 in connection with the Senior Notes financing.

The revolving line of credit included within the Credit Agreement matured on August 18, 2011. The revolving line of credit bore interest at the Credit Agreement’s reference base rate plus 1.75% or LIBOR plus 3.25%. The revolving line of credit was subject to an unused line fee of 0.50% to be paid monthly. Borrowings against the line were subject to limitations based on certain financial ratios. The maximum borrowing limit based on these ratios was $25.0 million at May 13, 2010 and December 31, 2009. There were no balances outstanding at December 31, 2009 and the revolving line of credit was terminated in connection with the new Revolving Credit Facility.

Subordinated Debt

The Company had an $80.0 million Note Purchase Agreement with CDPQ Investments (U.S.), Inc. and ARES Capital Corporation, who are stockholders of the Company, (ARES along with CDPQ are collectively referred to as the “Note Parties”). The Note Purchase Agreement included an initial note of $53.0 million and additional notes (the “Subordinated Delayed Draw”) for up to $27.0 million. The initial note and Subordinated Delayed Draw were uncollateralized. The initial note matured August 18, 2013, with principal paid at maturity. The ability to draw additional amounts under the Subordinated Delayed Draw expired in August 2009. The initial note bore interest at 12.5%, 11% of which was due quarterly and 1.5% was deferred and allocated to the principal of the note balance. The balance of the initial note was $55.7 million at December 31, 2009, which included $2.7 million in deferred interest that was allocated to principal. The balance was paid in full on May 13, 2010 in connection with the Senior Notes financing.

The Subordinated Delayed Draw was scheduled to mature on August 18, 2013, and bore interest at the same rate as the initial note. The Subordinated Delayed Draw was subject to an unused line fee of 0.5% to be paid monthly. As of December 31, 2009, approximately $18.9 million was outstanding, which included deferred interest of $0.6 million as of December 31, 2009 in deferred interest that was allocated to principal. The balance was paid in full on May 13, 2010 in connection with the Senior Notes financing.

Loan Fees

As of December 31, 2010 and 2009, the remaining unamortized balance of deferred loan fees was $8.3 million and $3.8 million, respectively. In connection with the refinancing, deferred loan fees of $2.9 million related to the retired indebtedness were expensed as debt extinguishment costs in the consolidated statements of operations during the twelve months ended December 31, 2010. The Company recorded $9.0 million of deferred debt issuance costs as a result of the issuance of the Senior Secured Notes and Revolving Credit Facility, which are amortized to interest expense over the term of the respective debt arrangements.

Interest Rate Swap

The Company had an interest rate swap agreement related to its initial Senior Term Loan with GE. The effect of this agreement was to fix the interest rate exposure to the Company’s initial term loan under the Senior Term Loan to 5.18% plus the margin on the term loan.

At December 31, 2009, the fair value of the Company’s interest rate swap was a liability of $3.0 million, which is included in other long-term liabilities in the accompanying consolidated balance sheets. The swap agreement was cancelled in connection with the refinancing in May 2010 resulting in a settlement payment of $2.6 million.

7. Capital Leases

The Company is the lessee to several lease agreements to purchase software and medical equipment. Interest rates on the leases range from 8.01% to 8.80%. The leases require monthly principal and interest payments and mature in 2011 through 2014. The leases are collateralized by the equipment leased.

	December 31,
	2010	2009
	(In Thousands)
Minimum lease payable	$5,587	$8,044
Less interest	(760)	(1,262)
Present value of minimum lease payments	5,097	6,782
Less current portion	(1,610)	(1,681)
	$3,487	$5,101

The aggregate amount of future lease payments under capital leases consist of the following at December 31, 2010 (in thousands):

2011	$1,610
2012	1,341
2013	1,288
2014	858
$5,097

8. Income Taxes

The federal and state income tax benefit (provision) from continuing operations is summarized as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$1	$(105)	$(180)
State	(13)	(259)	(204)
	(12)	(364)	(384)
Deferred:
Federal	5,144	(1,170)	2,965
State	1,837	(120)	409
	6,981	(1,290)	3,374
Income tax benefit (expense)	$6,969	$(1,654)	$2,990

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income from continuing operations before income taxes for the years ended December 31 are as follows:

	Year Ended December 31,
	2010	2009	2008
Federal statutory rate	34.0%	(34.0)%	34.0%
State income taxes, net of federal benefit	4.1	(4.9)	4.1
Prior-year return adjustment and other	3.4	(2.6)	5.3
Other permanent differences	(1.4)	(13.5)	(2.7)
Income tax benefit (expense)	40.1%	(55.0)%	40.7%

The tax effects of significant items comprising the Company’s deferred taxes as of December 31 are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$12,240	$4,093
Accrued wages and benefits	452	580
Interest rate swap and other liabilities	—	2,129
Allowance for doubtful accounts and other	427	534
Total deferred tax assets	13,119	7,336
Deferred tax liabilities:
Accounting method changes	—	(51)
Intangibles and other assets	(23,768)	(26,315)
Property and equipment	(5,205)	(3,976)
Total deferred tax liabilities	(28,973)	(30,342)
Net deferred tax liabilities	$(15,854)	$(23,006)

The tax benefit of net operating losses, temporary differences, and credit carryforwards is recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of reversing temporary differences, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently more likely than not and, accordingly, has not recorded a valuation allowance.

At December 31, 2010, the Company had unused federal net operating losses of approximately $31.6 million expiring from 2023 to 2030. Additionally, there are unused state net operating losses of approximately $28.8 million that expire from 2015 to 2030.

Current federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation. Accordingly, the Company’s ability to utilize net operating loss and tax credit carryforwards may be limited in the future as a result of any additional ownership changes. Such a limitation could result in the expiration of carryforwards before they are utilized.

At December 31, 2010, 2009 and 2008 the Company had $1.0 million of unrecognized tax benefits. The Company is generally subject to federal and state examination for tax years after December 31, 2006, for federal purposes and after December 31, 2005, for state purposes.

9. Acquisitions

On February 1, 2008, the Company acquired the assets of two separate entities, each of which owned a radiation oncology treatment center in central Florida for approximately $9.2 million plus transaction expenses of $0.2 million. On July 1, 2008, the Company acquired the assets of one radiation oncology treatment center in Indiana for approximately $36.8 million plus transaction expenses of $0.3 million.

The Company allocated the purchase price of these acquisitions to tangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The goodwill generated in these acquisitions relates to the expected synergies to be obtained by leveraging the Company’s experience in operating treatment centers and performing the non-medical business functions. The goodwill is also inclusive of the acquired workforce of the treatment centers.

The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions.

The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions.

The following table summarizes the estimated fair values of net assets acquired in 2008 (in thousands):

	Indiana	Other Acquisitions	Total
Current assets	$192	$—	$192
Property, plant and equipment	1,666	1,020	2,686
Covenants not to compete	704	—	704
Goodwill	34,576	8,396	42,972
Accrued liabilities	(56)	—	(56)
Net assets acquired	$37,082	$9,416	$46,498

10. Unconsolidated Joint Venture

The Company owns a 24.5% interest in the Southside Cancer Center and records its ownership interest under the equity method of investment in an unconsolidated joint venture. The Chairman of the Board is a partner in Ninth City Landowners, LLP (Ninth City), which also owns 24.5% of the Southside joint venture.

At December 31, 2010 and 2009, the Company’s investment in the unconsolidated joint venture was approximately $3.7 million and $4.0 million, respectively, and is recorded in other assets in the accompanying consolidated balance sheets.

The condensed financial position and results of operations of the unconsolidated joint venture are as follows (in thousands):

	December 31,
	2010	2009
Assets
Current assets	$746	$1,577
Non-current assets	17,840	18,561
Total assets	$18,586	$20,138
Liabilities and stockholders’ equity
Current liabilities	$71	$468
Non-current liabilities	11	5
Total liabilities	82	473
Stockholders’ equity	18,504	19,665
Total liabilities and stockholders’ equity	$18,586	$20,138

	Year Ended December 31,
	2010	2009	2008
Net revenues	$3,579	$5,601	$6,978
Expenses	1,798	2,589	2,445
Net income	$1,781	$3,012	$4,533

A summary of the changes in the equity investment in the unconsolidated joint venture is as follows (in thousands):

Balance at January 1, 2009	$4,420
Distributions from joint venture	(1,205)
Equity interest in net earnings of joint venture	738
Balance at December 31, 2009	3,953
Distributions from joint venture	(720)
Equity interest in net earnings of joint venture	436
Balance at December 31, 2010	$3,669

11. Commitments and Contingencies

Lease Commitments

The Company is obligated under various operating leases for most of the Centers and related office space. Certain lease agreements for the Centers have rent escalation clauses that require rent to increase annually. For lease agreements with fixed rent escalation clauses, the Company records the rent expense straight-line over the life of the lease agreement. The Company recorded deferred rent of $1.7 million and $1.4 million as of December 31, 2010 and 2009, respectively, in other long-term liabilities in the accompanying consolidated balance sheets. Total rent expense was approximately $8.3 million, $8.3 million and $7.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum annual lease commitments are as follows at December 31, 2010 (in thousands):

	Commitments	Less Sublease Rentals	Net Rental Commitments
2011	$9,497	$(39)	$9,458
2012	9,113	(39)	9,074
2013	7,775	(39)	7,736
2014	7,617	(39)	7,578
2015	7,486	(37)	7,449
Thereafter	18,342	(7)	18,335
	$59,830	$(200)	$59,630

Concentrations of Credit Risk

Financial instruments, which subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. The Company maintains its cash in bank accounts with highly rated financial institutions. These accounts may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Groups grant credit, without collateral, to patients, most of whom are local residents. Concentrations of credit risk with respect to accounts receivable relate principally to third- party payors whose ability to pay for services rendered is dependent on their financial condition.

Insurance

The Company maintains insurance with respect to professional liability and associated various liability risks on a claims-made basis in amounts believed to be customary and adequate. In addition, pursuant to the management services agreement, the Groups are required to maintain comprehensive medical malpractice insurance. The Company is not aware of any outstanding claims or unasserted claims that are likely to be asserted against the Company or the Groups, which would have a material impact on its consolidated financial position or results of operations.

The Company maintains all other traditional insurance coverage on either a fully insured or high deductible basis.

Legal Proceedings

The Company is involved in certain legal actions and claims arising in the ordinary course of its business. It is the opinion of management, based on advice of legal counsel, that such litigation and claims will be resolved without material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

In 2009, the Company settled certain litigation. In accordance with the settlement agreement, the Company received proceeds from the settlement in 2009, a portion of which was remitted to the affected Group. These net proceeds reduced general and administrative expenses for the year ended December 31, 2009, by a material amount. In connection with the settlement, the Company recorded a $4.3 million reduction to general and administrative expenses for the year ended December 31, 2009.

Vidalia Regional Cancer Center, LLC

In January 2006, the Company and Meadows Regional Medical Center (Meadows) located in Vidalia, Georgia, formed the Vidalia Regional Cancer Center, LLC (Vidalia). Vidalia was formed to develop, operate, and manage the Vidalia Regional Cancer Center. OnCure and Meadows will each own a 50% interest and have committed to fund an initial $1 million of initial capital upon the successful issuance of a Georgia Certificate of Need (CON) by the Georgia Department of Community. OnCure will be the managing member. The Georgia Department of Community has issued a CON to Vidalia to develop the center, and although there has been no development activity to date, it is reasonably possible that activity will commence within the next year.

12. Retirement Plan

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code (the Retirement Plan). The Retirement Plan allows all full-time employees to defer a portion of their compensation on a pretax basis through contributions to the Retirement Plan. The Company may elect to make a matching contribution of 3% of the employee’s eligible compensation up to a maximum of $2,500. The Company’s matching contribution for the years ended December 31, 2010, 2009 and 2008, was $0.3 million, $0, and $0.4 million, respectively.

13. Equity Incentive Plan

The Company established the OnCure Holdings, Inc. Equity Incentive Plan (the Plan) pursuant to which the Company may issue to directors, officers, employees, and key consultants of the Company options to purchase shares of common stock. The Plan provides for the issuance of incentive stock options (ISO) and nonqualified stock options (NSO). At December 31, 2010, there were 5,025,228 shares of common stock available for issuance under the Plan. The Plan is administered by the Board of Directors or a committee appointed by the Board of Directors. The administrator determines to whom the award is made, the vesting, timing, amounts, and other terms of the award. The exercise price of an ISO or NSO may not be less than the fair value, as determined by the Board of Directors, of the Company’s common stock on the date of the grant. No options granted under the Plan have a term in excess of 10 years from the date of grant. Options issued under the Plan may vest over varying periods of up to four years. One-third of all option grants are subject to performance vesting whereby options will vest upon a change in control of the Company. These options will not vest unless change in control occurs and a required rate of return is achieved. Compensation expense related to these options will not be recognized until such time that a change in control is probable.

Total stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008, was $0.6 million, $0.9 million and $0.8 million, respectively, for stock options granted under the Plan and were recorded in salaries and benefits in the accompanying consolidated statements of operations.

The weighted-average assumptions used to estimate the fair value of options granted under its option plans for each of the years ending December 31 were as follows:

	2010	2009	2008
Average expected term (years)	6.25	6.25	6.25
Expected volatility (weighted-average range)	56% - 57%	53% - 54%	42% - 46%
Risk-free interest rate	1.4% - 2.7%	1.8% - 2.6%	1.6% - 3.4%
Expected dividend yield	0%	0%	0%

The following summarizes the stock option activity for the Plan:

	Number of Stock Options	Weighted- Average Exercise Price
Balance at January 1, 2010	$3,520,857	3.63
Granted	974,645	3.50
Exercised	—	—
Cancelled, forfeited, and expired	(1,037,503)	3.64
Balance at December 31, 2010	3,457,999	3.59
Options vested	1,966,952
Options expected to vest	$3,241,256

The following table summarizes information about the Company’s stock options outstanding under the Plan at December 31, 2010:

Stock Options Outstanding					Stock Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
$1.50 - $6.60	3,457,999	7.0	$3.59	$525,000	1,966,952	$3.40	6.5	$203,914

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated price of the Company’s common stock as determined by the Board of Directors at December 31, 2010, for those awards that have an exercise price currently below the estimated price.

The weighted-average, grant-date fair value of options granted during the years ended December 31, 2010 and 2009, was $1.86 and $3.43, respectively. As of December 31, 2010, there was $0.7 million (net of estimated forfeitures) of total unrecognized compensation cost related to non-vested options granted under the Plan. The weighted-average term over which the compensation cost will be recognized is two years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

14. Related-Party Transactions

Transactions with the Chairman of the Board

The Company has a management services agreement with Integrated Community Oncology Network, LLC (“ICON”). The Chairman of the Company’s Board of Directors is a manager of and equity holder in ICON, and a beneficial owner of the Company. We earn a management fee based on a fixed percentage of the earnings, while ICON retains the remaining earnings. Under this agreement, ICON retained $2.1 million, $3.1 million and $3.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company leases three radiation treatment centers in Florida from entities affiliated with the Chairman of the Board. The Company recorded rent expense related to these centers of approximately $0.7 million for each of the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has a management services agreement to provide management and administrative services to Cyclotron Center of Northeast Florida, LLC (“Cyclotron”) and PET/CT Center of North Florida, LLC (“PET/CT Center”) which own, operate, and supply mobile PET/CT units in the same market. The Chairman of the Board has an ownership interest in these companies. The Company recognized revenue associated with this management services agreement of approximately $0.4 million, $0.8 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company has accounts receivable due under the management services agreement of $0.2 million and $0.3 million at December 31, 2010 and 2009, respectively.

The Company also provides a payroll processing service for PET/CT Center and Cyclotron. The Company recorded receivables for reimbursement of these services of $1.0 million and $0.4 million at December 31, 2010 and 2009, respectively.

The Company owns a 24.5% interest in Southside as does an entity in which the Chairman of the Company’s Board of Directors has an ownership interest that also holds a 24.5% interest. The Company records its ownership interest under the equity method of investment in an unconsolidated joint venture as described in Note 10.

Transactions with Other Related Parties

The Company has also agreed to pay an annual sponsor fee to Genstar Capital, LLC, the beneficial owner of common stock of the Company. The Company paid $1.5 million for each of the years ended December 31, 2010, 2009 and 2008, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations.

The Company has a management services agreement with Coastal Radiation Oncology Medical Group, Inc. (‘‘Coastal’’). One of the members of the Company’s Board of Directors is a shareholder of Coastal and also serves as its President. We earn a management fee based on a fixed percentage of the earnings, while Coastal retains the remaining earnings. Under this management services agreement, Coastal retained $6.8 million, $7.5 million and $8.8 million for its medical services for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company leases three radiation oncology treatment centers from entities affiliated with the President of Coastal and leases one facility used for administrative offices and physics services from an entity affiliated with the President of Coastal. The Company recorded rent expense related to these leases of approximately $1.1 million, $1.3 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

15. Unaudited Quarterly Consolidated Financial Information

	Quarter Ended March 31,	Quarter Ended June 30,	Quarter Ended September 30,	Quarter Ended December 31,
Year Ended December 31,2010
Net revenue	$23,884	$24,860	$25,408	$25,605
Total operating expenses	22,455	23,712	21,998	22,391
Income from operations	1,429	1,148	3,410	3,214
Net (loss) income	$(2,087)	$(4,181)	$(2,210)	$(2,218)
Year Ended December 31,2009
Net revenue	$27,636	$27,507	$26,623	$24,991
Total operating expenses	19,676	23,429	22,073	21,416
Income from operations	7,960	4,078	4,550	3,575
Net income (loss)	$1,521	$94	$(7)	$(253)

16. Guarantors of Debt

OnCure Holdings, Inc. is the borrower under the Senior Secured Notes, which includes a full, unconditional and joint and several guarantees by the Company’s wholly-owned subsidiaries. All of the operating income and cash flow of OnCure Holdings, Inc. is generated by its subsidiaries. As a result, funds necessary to meet the debt service obligations under the senior secured notes are provided by the distributions or advances from the subsidiary companies. Entries necessary to consolidate all of the subsidiary companies are reflected in the Eliminations/Adjustments column. The condensed consolidating financial statements for OnCure Holdings, Inc., the guarantors and the non-guarantors are as follows:

Consolidating Balance Sheets

For the Year Ended December 31, 2010

(In Thousands, Except Share and Per Share Amounts)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash	$—	$7,047	$—	$—	$7,047
Accounts receivable, less allowances of $1,137	—	17,273	—	—	17,273
Deferred income taxes	—	936	—	—	936
Other current assets and prepaid expenses	—	5,435	—	—	5,435
Total current assets	—	30,691	—	—	30,691
Property and equipment, net	—	37,483	—	—	37,483
Goodwill	—	174,353	—	—	174,353
Intangibles and other assets	—	64,828	—	—	64,828
Intercompany receivable	194,145	(194,207)	62	—	—
Investment in subsidiaries	73,293	127	—	(73,420)	—
Assets of discontinued operations	—	—	191	—	191
Total assets	$267,438	$113,275	$253	$(73,420)	$307,546
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,136	$8,926	$—	$—	$12,062
Current portion of long-term debt and capital leases	—	1,894	—	—	1,894
Other current liabilities	—	353	—	—	353
Current liabilities of discontinued operations	—	—	126	—	126
Total current liabilities	3,136	11,173	126	—	14,435
Long-term debt, net of unamortized discount of $3,432, less current portion	206,568	—	—	—	206,568
Capital leases, less current portion	—	3,487	—	—	3,487
Other long-term liabilities	—	2,272	—	—	2,272
Deferred income tax liabilities	(6,260)	23,050	—	—	16,790
Total liabilities	203,444	39,982	126	—	243,552
Stockholders’ equity (deficit)	63,994	73,293	127	(73,420)	63,994
Total liabilities and stockholders’ equity (deficit)	$267,438	$113,275	$253	$(73,420)	$307,546

Consolidating Balance Sheets

For the Year Ended December 31, 2009

(In Thousands, Except Share and Per Share Amounts)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Current assets:
Cash	$—	$5,365	$—	$—	$5,365
Accounts receivable, less allowances of $640	—	21,151	—	—	21,151
Deferred income taxes	—	1,063	—	—	1,063
Other current assets and prepaid expenses	—	5,379	—	—	5,379
Total current assets	—	32,958	—	—	32,958
Property and equipment, net	—	41,959	—	—	41,959
Goodwill	—	174,353	—	—	174,353
Intangibles and other assets	—	67,304	—	—	67,304
Intercompany receivable	51	300	(351)	—	—
Investment in subsidiaries	74,051	128	—	(74,179)	—
Assets of discontinued operations	—	—	612	—	612
Total assets	$74,102	$317,002	$261	$(74,179)	$317,186
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$—	$9,866	$—	$—	$9,866
Current portion of long-term debt and capital leases	—	3,483	—	—	3,483
Other current liabilities	—	333	—	—	333
Current liabilities of discontinued operations	—	—	133	—	133
Total current liabilities	—	13,682	133	—	13,815
Long-term debt, less current portion	—	194,860	—	—	194,860
Capital leases, less current portion	—	5,101	—	—	5,101
Other long-term liabilities	—	5,239	—	—	5,239
Deferred income tax liabilities	—	24,069	—	—	24,069
Total liabilities	—	242,951	133	—	243,084
Stockholders’ equity (deficit)	74,102	74,051	128	(74,179)	74,102
Total liabilities and stockholders’ equity (deficit)	$74,102	$317,002	$261	$(74,179)	$317,186

Consolidating Statement of Operations

For the Year Ended December 31, 2010

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$99,757	$—	$—	$99,757
Total operating expenses	—	90,556	—	—	90,556
Income from operations	—	9,201	—	—	9,201
Total other expense, net	(15,610)	(10,981)	—	—	(26,591)
Loss from continuing operations before income taxes	(15,610)	(1,780)	—	—	(17,390)
Income tax benefit	6,260	709	—	—	6,969
Loss from continuing operations before equity in earnings of unconsolidated subsidiaries	(9,350)	(1,071)	—	—	(10,421)
Impairment loss from discontinued operations	—	(275)	—	—	(275)
Equity in (losses) earnings of unconsolidated subsidiaries	(1,346)	—	—	1,346	—
Net (loss) income	$(10,696)	$(1,346)	$—	$1,346	$(10,696)

Consolidating Statement of Operations

For the Year Ended December 31, 2009

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$106,757	$—	$—	$106,757
Total operating expenses	—	86,594	—	—	86,594
Income from operations	—	20,163	—	—	20,163
Total other expense, net	—	(17,154)	—	—	(17,154)
Income from continuing operations before income taxes	—	3,009	—	—	3,009
Income tax expense	—	(1,654)	—	—	(1,654)
Income from continuing operations before equity in earnings of unconsolidated subsidiaries	—	1,355	—	—	1,355
Equity in earnings (losses) of unconsolidated subsidiaries	1,355	—	—	(1,355)	—
Net income (loss)	$1,355	$1,355	$—	$(1,355)	$1,355

Consolidating Statement of Operations

For the Year Ended December 31, 2008

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$108,684	$—	$—	$108,684
Total operating expenses	—	95,739	—	—	95,739
Income (loss) from operations	—	12,945	—	—	12,945
Total other expense, net	—	(20,286)	—	—	(20,286)
Loss from continuing operations before income taxes	—	(7,341)	—	—	(7,341)
Income tax benefit	—	2,990	—	—	2,990
Loss from continuing operations before equity in earnings of unconsolidated subsidiaries	—	(4,351)	—	—	(4,351)
Impairment loss from discontinued operations	—	(4,065)	—	—	(4,065)
Income from discontinued operations	—	—	29	—	29
Equity in earnings of unconsolidated subsidiaries	(8,387)	29	—	8,358	—
Net (loss) income	$(8,387)	$(8,387)	$29	$8,358	$(8,387)

Consolidating Statements of Cash Flow

For the Year Ended December 31, 2010

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Operating activities
Net (loss) income	$(10,696)	$(1,346)	$—	$1,346	$(10,696)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity interest in net earnings of joint venture	—	(436)	—	—	(436)
Depreciation and amortization	—	18,365	—	—	18,365
Debt extinguishment costs	—	2,932	—	—	2,932
Deferred income tax provision	(6,260)	(721)	—	—	(6,981)
Other, net	—	5,462	—	—	5,462
Changes in operating assets and liabilities	16,956	(14,182)	—	(1,346)	1,428
Net cash provided by operating activities	—	10,074	—	—	10,074
Investing activities
Purchases of property and equipment	—	(8,038)	—	—	(8,038)
Distribution received from unconsolidated joint venture	—	720	—	—	720
Net cash used in investing activities	—	(7,318)	—	—	(7,318)
Financing activities
Proceeds from issuance of debt	—	206,348	—	—	206,348
Payment of debt issuance costs	—	(8,963)	—	—	(8,963)
Principal repayments of debt	—	(196,773)	—	—	(196,773)
Principal repayments of capital leases	—	(1,686)	—	—	(1,686)
Net cash used in financing activities	—	(1,074)	—	—	(1,074)
Net increase in cash	—	1,682	—	—	1,682
Cash, beginning of year	—	5,365	—	—	5,365
Cash, end of year	$—	$7,047	$—	$—	$7,047

Consolidating Statements of Cash Flow

For the Year Ended December 31, 2009

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Operating activities
Net income (loss)	$1,355	$1,355	$—	$(1,355)	$1,355
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity interest in net earnings of joint venture	—	(738)	—	—	(738)
Depreciation and amortization	—	18,718	—	—	18,718
Deferred income tax provision	—	1,290	—	—	1,290
Other, net	—	4,586	—	—	4,586
Changes in operating assets and liabilities	(1,438)	(8,255)	—	1,355	(8,338)
Net cash provided by operating activities	(83)	16,956	—	—	16,873
Investing activities
Purchases of property and equipment	—	(7,177)	—	—	(7,177)
Acquisition of radiation centers	—	(2)	—	—	(2)
Distribution received from unconsolidated joint venture	—	1,205	—	—	1,205
Net cash used in investing activities	—	(5,974)	—	—	(5,974)
Financing activities
Principal repayments of debt	—	(1,373)	—	—	(1,373)
Principal repayments of capital leases	—	(1,590)	—	—	(1,590)
Net repayments on line of credit	—	(12,000)	—	—	(12,000)
Proceeds from exercise of stock options	83	—	—	—	83
Net cash used in financing activities	83	(14,963)	—	—	(14,880)
Net decrease in cash	—	(3,981)	—	—	(3,981)
Cash, beginning of year	—	9,346	—	—	9,346
Cash, end of year	$—	$5,365	$—	$—	$5,365

Consolidating Statements of Cash Flow

For the Year Ended December 31, 2008

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Operating activities
Net (loss) income	$(8,387)	$(8,387)	$29	$8,358	$(8,387)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity interest in net earnings of joint venture	—	(1,144)	—	—	(1,144)
Depreciation and amortization	—	18,110	—	—	18,110
Impairment loss from discontinued operations	—	4,065	—	—	4,065
Deferred income tax provision	—	(3,374)	—	—	(3,374)
Other, net	—	7,887	—	—	7,887
Changes in operating assets and liabilities	8,275	(6,325)	(29)	(8,358)	(6,437)
Net cash provided by operating activities	(112)	10,832	—	—	10,720
Investing activities
Purchases of property and equipment	—	(14,190)	—	—	(14,190)
Acquisition of radiation centers	—	(46,498)	—	—	(46,498)
Distribution received from unconsolidated joint venture	—	1,434	—	—	1,434
Net cash used in investing activities	—	(59,254)	—	—	(59,254)
Financing activities
Proceeds from issuance of debt	—	47,180	—	—	47,180
Principal repayments of debt	—	(1,042)	—	—	(1,042)
Principal repayments of capital leases	—	(1,377)	—	—	(1,377)
Net draws on line of credit	—	12,000	—	—	12,000
Proceeds from exercise of stock options	112	—	—	—	112
Net cash used in financing activities	112	56,761	—	—	56,873
Net increase in cash	—	8,339	—	—	8,339
Cash, beginning of year	—	1,007	—	—	1,007
Cash, end of year	$—	$9,346	$—	$—	$9,346

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.   Other Information

None.

Part III

Item 10.     Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

The following table provides information regarding our directors and executive officers:

Professional	Age	Title
L. Duane Choate	52	President, Chief Executive Officer and Director
Timothy A. Peach	59	Chief Financial Officer and Treasurer
Russell D. Phillips, Jr.	48	Executive Vice President, General Counsel and Chief Compliance Officer
William L. Pegler	56	Senior Vice President and Chief Operating Officer
Joseph Stork	53	Senior Vice President and Chief Development Officer
George A. Welton	56	Senior Vice President and Chief Information Officer
Shyam B. Paryani, M.D.	56	Chairman of the Board of Directors
Stanley M. Marks, M.D.	63	Director
Jonathan R. Stella, M.D.	53	Director
James D. Nadauld	36	Director
Robert J. Weltman	45	Director

L. Duane Choate, President, Chief Executive Officer and Director. Mr. Choate joined Oncure in 2007 as Executive Vice President and Chief Financial Officer and became our President and Chief Executive Officer in February 2010. Prior to joining Oncure, Mr. Choate was an independent healthcare consultant principally serving large physician-owned oncology groups from 2000 to 2007. From 1993 to 1999, Mr. Choate was employed by US Oncology, Inc., a publicly traded physician practice management company, initially in various finance positions and became Vice President of Financial Operations in 1996 and served from 1998 to 1999 as the chief operations executive, responsible for the development and timely implementation of same market growth strategies. Mr. Choate earned a Bachelor in Business Administration from the University of Houston and is a member of the American Institute of Certified Public Accountants.

Timothy A. Peach, Chief Financial Officer and Treasurer. Mr. Peach joined Oncure in March 2009 as Vice President Finance and Controller and became the Chief Financial Officer in March 2010. Mr. Peach has over 25 years of senior financial management and accounting experience with over ten years in the healthcare industry. Prior to joining Oncure, Mr. Peach served as a senior manager with PriceWaterhouse Coopers from 1975 to 1986, as a finance executive with Telectronics Pacing Systems, Inc., an international medical device manufacturer from 1988 to 1995, as a consultant and corporate officer on successful initial public offerings including SchlumbergerSema from 1996 to 2003, ARC, Inc. in 2004, Duke Energy Field Services, Inc. during 2005 through 2006, and Vista International Technologies, Inc. from 2006 to 2008 and has held the positions of Vice President Finance, Chief Accounting Officer and Chief Financial Officer for venture-backed and publicly traded companies. Mr. Peach earned a Bachelor of Science and a Masters of Business Administration from the University of Pittsburgh and is a member of the American Institute of Certified Public Accountants.

Russell D. Phillips, Jr. Executive Vice President, General Counsel and Chief Compliance Officer. Mr. Phillips joined Oncure in 2006 as Executive Vice President, General Counsel and Chief Compliance Officer. Prior to joining Oncure, Mr. Phillips served for eight years from 1998 through 2005 as the Executive Vice President, General Counsel and Secretary of Alliance Imaging, Inc., a publicly traded provider of diagnostic imaging services. During 1997, Mr. Phillips served as the Chief Legal Officer and Secretary of Talbert Medical Management Corporation, a publicly traded physician practice management company, from Talbert’s inception until its acquisition by MedPartners, Inc. From 1992 to February 1997, Mr. Phillips was Corporate Counsel for FHP International Corporation, a publicly traded health maintenance organization at the time of its acquisition by PacifiCare Health Systems. Mr. Phillips also served as a corporate associate with the law firm of Skadden, Arps, Slate, Meagher & Flom from 1987 through 1991. Mr. Phillips received his Juris Doctorate degree in 1986 from Washington University School of Law, St. Louis, Missouri, after which he served as a judicial clerk for the Supreme Court of Delaware until 1987. Mr. Phillips is an active member of the State Bar of California.

William L. Pegler, Senior Vice President and Chief Operating Officer. Mr. Pegler joined Oncure in 2004 as Western Regional Vice President, subsequently became Senior Vice President in 2005, and was promoted to Senior Vice President and Chief Operating Officer in 2008. Mr. Pegler has over 25 years of senior healthcare management experience in various sectors including: radiation and medical oncology, hospital administration, rehabilitation, diagnostic and nursing home administration. He served as Chief Executive Officer for Specialty Hospitals from 1997 to 1999, and as the Western Divisional President for Continental Medical Systems, Inc. from 1993 to 1997. Mr. Pegler holds a Masters Degree in Health Administration from Trinity University, a Bachelor of Science in Physical Therapy from the University of Texas, Galveston, and a Bachelor of Arts Degree in Biology from the University of Texas, Austin.

Joseph Stork, Senior Vice President and Chief Development Officer. Mr. Stork joined Oncure in 2007 as Senior Vice President and Chief Development Officer. Mr. Stork has worked in the physician recruiting and development field since 1982. From 2003 to 2004, Mr. Stork was the Chief Operating Officer of Eastern European Mission, an organization that helps bring Christianity to the former Soviet block nations. From 2004 to 2007, Mr. Stork was the Chief Development Officer of FemPartners, an Ob/Gyn practice management company. Mr. Stork holds a Bachelor in Business Administration in Marketing and a Masters of Ministry degree from Harding University.

George A. Welton, Senior Vice President and Chief Information Officer. Mr. Welton joined Oncure as Senior Vice President and Chief Information Officer in 2008. Mr. Welton has over 20 years of experience in healthcare operations, information technology and consulting for startup, public, nonprofit and faith-based organizations. Prior to joining Oncure, Mr. Welton was the Senior Vice President/Chief Information Officer at The Breakaway Group from 2006 to 2008. The Breakaway Group is a consulting practice which specializes in educating users on adopting healthcare applications. Prior to that he served as Chief Information Office Partner of Tatum, LLC, from 2005 to 2006. Tatum, LLC is the largest executive services firm in the United States and provides C-level operational expertise to help resolve strategic, financial and technology issues. Prior to that Mr. Welton served as Chief Information Officer of Exempla Healthcare from 2000 to 2005. Mr. Welton is a fellow with the Health Information Management and Systems Society and holds Master’s degrees in healthcare administration and public policy analysis from Tulane University and a Bachelor of Arts from Susquehanna University.

Shyam B. Paryani, M.D., M.H.A., F.A.C.R.O., Chairman of the Board of Directors. Dr. Paryani has been Chairman of our Board since 2006 and is a founder of Oncure Medical and was on the Board of Directors of Oncure Medical from 1998 through 2006. He has also served as Chairman of the Board of Oncure Medical from 2001 through 2006 and has been Chairman of the Medical Advisory Board of Oncure Medical since 2001. He is a Board Certified Radiation Oncologist and is a Licensed Radiation Physicist in the state of Florida. He is an Assistant Professor at the Mayo Clinic and teaches the Radiation Oncology Residents. He was inducted as a Fellow of the American College of Radiation Oncology in 2000. He currently serves on the Board of the Baptist Health Foundation as well as the University of North Florida’s College of Health Dean’s Council and Foundation Board.

Stanley M. Marks, M.D., Director. Dr. Marks has served as one of our directors since 2007. Dr. Marks founded Oncology Hematology Association, or OHA, in 1978, and has since led OHA to become one of the largest hematology-oncology practices in Pennsylvania. With the merger of OHA and the University of Pittsburgh Cancer Institute, Dr. Marks assumed the title of Director for Clinical Services and Chief Medical Officer of UPMC Cancer Centers, a position he held from 2000. In addition, since 2000 he is Chief of the Division of Hematology/Oncology, UPMC Shadyside Hospital, and Clinical Professor of Medicine for the University of Pittsburgh School of Medicine, where he received his undergraduate and medical degrees.

Jonathan R. Stella, M.D., Director. Dr. Stella has served as one of our directors since 2008. In 1990, Dr. Stella became the Medical Director of the San Luis Obispo Radiation Oncology Center in San Luis Obispo, California and has practiced medicine since 1988. He has practiced with the eight-center Coastal Radiation Oncology Medical Group for 20 years and has been its President since 2004. Dr. Stella received his undergraduate degree from the University of Wisconsin, Green Bay and medical degree from American University of the Caribbean School of Medicine. Dr. Stella currently serves on the board of the Wellness Community of San Luis Obispo County. Dr. Stella is a board-certified therapeutic radiologist.

James D. Nadauld, Director. Mr. Nadauld has served as one of our directors since 2006. Since 2004, Mr. Nadauld has been associated with Genstar Capital LLC most recently in the position of a principal from 2009, helping to identify, evaluate and execute acquisition and investment opportunities. From 2004 through 2006, Mr. Nadauld was a Senior Associate of Genstar and from 2007 through 2008 a Vice President of Genstar. Prior to joining Genstar, from 2000 to 2002, Mr. Nadauld was an Associate with MedEquity Investors, LLC in Wellesley Hills, Massachusetts, a healthcare-focused private equity firm. Previously, from 1998 to 2000, he was an investment banking analyst in the Global Healthcare Group at Lehman Brothers, Inc. in New York. Mr. Nadauld earned a Master’s in Business Administration from Harvard Business School and a Bachelor of Arts in English from Brigham Young University. He is also a Director of Evolution Benefits™, Inc., Univita Health, Inc. and a former Director of Axia Health Management LLC.

Robert J. Weltman, Director. Mr. Weltman has served as one of our directors since 2006. Since 1995, Mr. Weltman has been associated with Genstar Capital LLC, most recently in the position of managing director from 2004 responsible for sourcing and executing acquisitions and monitoring several of Genstar’s portfolio companies. Mr. Weltman joined Genstar in 1995 as Vice President. From 1991 to 1993, Mr. Weltman worked in the corporate finance and mergers and acquisitions departments of Salomon Brothers Inc. and from 1993 to 1995 at Robertson, Stephens & Co. where he assisted technology, environmental services, real estate, basic manufacturing and service companies in initial public offerings, private placements and public debt offerings. Mr. Weltman earned an AB from Princeton University. He is also a Director of Evolution Benefits™, Inc., PRA International Inc., Harlan Laboratories, Inc., MidCap Financial, LLC and Univita Health, Inc.

Board Committees

Our Board of Directors has a standing Audit Committee and Compensation Committee. The Audit Committee is composed of Messrs. Nadauld and Weltman. Our Board of Directors has not affirmatively determined whether any of the members of the current Audit Committee is an “audit committee financial expert”. However, we believe that Mr. Nadauld would be considered an audit committee financial expert if our Board of Directors were to make such a determination. The Compensation Committee is composed of Messrs. Nadauld and Weltman.

Section 16(a) Beneficial Ownership Reporting Compliance

As our equity securities are not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), none of our directors, officers or ten percent holders were subject to Section 16(a) of the Exchange Act for the past fiscal year or the filing requirements thereof.

Code of Ethics

We currently expect to implement a code of ethics by the end of fiscal year 2011.

Item 11. Executive Compensation

This compensation discussion describes the material elements of the compensation awarded to, earned by, or paid to our officers who are considered to be “named executive officers” during 2010, our last fiscal year. “Named executive officers” or “NEOs” refers to David S. Chernow, our former President and Chief Executive Officer who served in such role through February 26, 2010; L. Duane Choate, who served as our Executive Vice President, Chief Financial Officer and Treasurer through February 16, 2010 and is now our President and Chief Executive Officer; Timothy A. Peach, who became our Chief Financial Officer as of April 6, 2010; Russell D. Phillips, Jr., Executive Vice President, Chief Compliance Officer,

General Counsel and Secretary; William L. Pegler, Senior Vice President and Chief Operating Officer; and Joseph Stork, Senior Vice President and Chief Development Officer.

Compensation Committee

The Compensation Committee of our Board, or the “Compensation Committee,” has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Committee ensures that the total compensation paid to our named executive officers is in the amounts and subdivided into proportions of short and long-term components, cash and equity, and fixed contingent payments that we believe are most appropriate to incentivize, retain, and reward our named executive officers for achieving our objectives. Our Compensation Committee met four times during 2010 and acted by unanimous written consent on one occasion during 2010.

Our Compensation Committee reviews the compensation of our named executive officers on at least an annual basis. In addition, our Compensation Committee is responsible for determining all stock-based and Executive Incentive Plan performance-based targets and cash awards for our named executive officers. Executive Incentive Plan targets are generally determined before the beginning of each year or at the time our annual budget is approved by the Board of Directors, whichever is later and are based on calendar year financial performance. The Compensation Committee has the authority to retain compensation consultants to assist it in making its decisions. If consultants are retained by the Compensation Committee, they are retained directly by the Compensation Committee and the decision to retain them is the Compensation Committee’s alone. The Compensation Committee’s decisions in 2010 were made without the use of compensation consultants.

Role of Our Executive Officers in Compensation Process

During the portion of 2010 that Mr. Chernow served as our President and Chief Executive Officer, he also served as a member of the Compensation Committee and offered recommendations on compensation of the NEOs with the exception of himself. As a member of the Compensation Committee, Mr. Chernow participated in the final determinations of compensation levels for the other NEOs, but he did not participate in the Committee’s final determinations and decisions concerning his own compensation which were made in his absence. Mr. Chernow resigned from the position of President and Chief Executive Officer as of February 26, 2010 and also ceased to be a member of the Compensation Committee at such time. Mr. Choate was appointed our President and Chief Executive Officer effective February 17, 2010 but does not serve as a member of our Compensation Committee.

Mr. Choate is also invited to attend meetings of the Compensation Committee, as our current President and Chief Executive Officer, and offers recommendations on compensation of other executives. During Mr. Chernow’s tenure as President and Chief Executive Officer, the Board believed it appropriate to have the President and Chief Executive Officer as a member of the Compensation Committee when the Company neither had nor contemplated having publicly registered securities. In contemplation of the Senior Notes offering and the possibility that the same would be registered securities, Mr. Choate was not appointed as a member of the Compensation Committee upon commencing service as our President and Chief Executive Officer. Mr. Choate neither votes on the final determinations and decisions regarding the compensation of the other NEOs or his own compensation as such decisions related to Mr. Choate are made by the Compensation Committee in his absence.

General Compensation Philosophy

The objective of our executive compensation program is to advance our stockholders’ interests by attracting, motivating and retaining executives of the highest caliber and by aligning our executives’ interests with those of our stockholders. The program is designed to reward performance and dedication, and to hold executives accountable for company-wide results. The Compensation Committee believes that compensation paid to our executives should be closely aligned with our performance on both a short-term and long-term basis, linked to specific, measurable results intended to create value for our stockholders, and should assist us in attracting and retaining key executives critical to our long-term success. To that end, the Compensation Committee believes executive compensation packages provided by the Company to its NEOs should include both cash and stock-based compensation that reward performance.

All named executive officers have a significant element of compensation at risk in the form of cash bonuses tied to Company performance measured by Adjusted EBITDA. Each of our executives is assigned an annual target bonus which is stated as a percentage of his annual base salary. The percentage target increases along with the NEO’s responsibilities within our Company and with the NEO’s ability to influence the overall results of our Company. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization less certain non-recurring items which if taken into account for purposes of the Executive Incentive Plan would penalize our executives for items beyond their control and/or items not reflective of our actual operating results.

Elements of Compensation

The elements of compensation we provide to our named executive officers are:

•                  base salary;

•                  performance-based cash awards under our Executive Incentive Plan;

•                  cash bonuses paid at the discretion of the Compensation Committee;

•                  long-term equity incentive awards; and

•                  severance arrangements and benefits.

Subject to limited exceptions primarily related to car allowances, short-term disability insurance and a benefit plan for the reimbursement of out-of-pocket healthcare expenses, we do not provide perquisites for our NEOs on a basis that is different from other full-time employees. We do not have a strict policy for allocating between long-term and currently-paid-out compensation, or between cash and non-cash compensation. In general, however, the three most important elements of our compensation program—base salary, annual performance-based Executive Incentive Plan cash bonuses, and equity grants vesting over the course of several years—are allocated for each named executive officer based upon our assessment of that individual’s role in our Company’s success, as measured by our achievement of Adjusted EBITDA targets. For our named executive officers, this typically results in a large portion of overall compensation being tied to overall Company performance.

Overview

For all NEOs compensation is intended to be performance-based. The Compensation Committee believes that compensation paid to executive officers should be closely aligned with the performance of the Company on both a short-term and long-term basis, linked to specific, measurable results intended to create value for stockholders, and that such compensation should assist the Company in attracting and retaining key executives critical to its long-term success.

In establishing compensation for executive officers, the following are the Compensation Committee’s objectives:

•                  Attract and retain individuals of superior ability and managerial talent;

•                  Ensure executive officer compensation is aligned with our corporate strategies, business objectives and the long-term interests of our stockholders and bondholders;

•                  Increase the incentive to achieve key strategic and financial performance measures by linking incentive award opportunities to the achievement of performance goals in these areas; and

•                  Enhance the executives’ incentive to maximize stockholder value, as well as promote retention of key people, by providing a portion of total compensation opportunities for executive management in the form of direct ownership in the Company through stock options.

The Company’s overall compensation program is structured to attract, motivate and retain highly qualified executive officers by paying them competitively, consistent with the Company’s success and their contribution to that success. The Company provides a base salary to our executive officers and includes a significant Executive Incentive Plan performance-based bonus component. The Company believes compensation should be structured to ensure that a significant portion of compensation opportunity will be directly related to performance-based cash awards under our Executive Incentive Plan. Accordingly, the Company sets annual Adjusted EBITDA goals designed to directly link each NEO’s compensation to the Company’s performance and their own relative contribution within the Company.  We do not have a formal policy on adjustment or recovery of cash bonus awards in the event our financial results are restated after payment of the cash bonus awards.

Determination of Compensation Awards

The Compensation Committee is provided with the primary authority to determine and recommend the compensation awards available to our executive officers.

In making compensation determinations, the Committee considers each NEO’s unique position and responsibility and relies upon the judgment and industry experience of its members, including their knowledge of competitive salaries in the industry.  We seek to compensate our NEOs for their performance throughout the year with annual base salaries that are fair and competitive within our marketplace.  We believe that executive officer base salaries should be competitive with salaries for executive officers in similar positions and with similar responsibilities in our marketplace and adjusted for financial and operating performance and previous work experience. In this regard, each executive officer’s current and prior compensation is considered as a base against which determinations are made as to whether increases are appropriate to retain the NEO in light of competition or in order to provide continuing performance incentives.

Our Compensation Committee does not make regular use of benchmarking or of compensation consultants. In determining compensation levels for our NEOs, the Compensation Committee does not directly compare compensation levels with any other companies and does not refer to any specific compensation survey or other data. Rather, the amount of total compensation, the amounts allocated to each component and the target amounts payable under our Executive Incentive Plan are set by the Compensation Committee based on the general industry knowledge of the members of our Compensation Committee obtained through years of service with comparably sized privately-held portfolio companies in the healthcare industry, in alignment with the foregoing considerations, rather than in accordance with precise formulas or benchmarked levels, to ensure the attraction, development and retention of superior talent.

Base Salaries

We provide named executives officers with base salary to compensate them for services rendered during the fiscal year. Base salary also serves as a baseline for recognition and reward in our performance-based Executive Incentive Plan cash awards and in our long-term equity grants. Base salary ranges for named executive officers are determined by the Compensation Committee for each executive based on his position and responsibility by the Committee using its own judgment and industry experience, including its knowledge of competitive salaries in the industry, in the manner described above.

During its review of base salaries for executives, the Committee primarily considers:

•                  Internal review of the executive’s level of compensation, both individually and relative to other officers within the Company;

•                  Knowledge of salaries for  comparable executives; and

•                  Reasonable enhancements from time-to-time to recognize our business success and the executive’s taking on increased duties.

The Compensation Committee’s subjective decisions as to the type and amount of compensation in some cases reflect negotiations with the executive, as well as our assessment of how compensation can be structured to encourage both high performance by the executive and long-term service to the Company.

Base salaries for the NEOs are established on an annual calendar year based on the scope of their responsibilities, individual contribution, prior experience, sustained performance, competitive salary levels and our budgetary constraints. No formulaic base salary increases are provided to any of the NEOs. None of the then named executive officers received salary increases effective January 1, 2010 due to our uncertainty related to the Company’s achievement of our targeted 2010 Adjusted EBITDA goals as a result of changes in CMS reimbursement rates; potential healthcare reform legislation; and the decline in patient census levels due to the global economic downturn. Mr. Choate’s base salary was increased from $345,000 per annum to $500,000 per annum when he became our President and Chief Executive Officer and Mr. Peach’s base salary was increased from $200,000 per annum to $250,000 per annum when he became our Chief Financial Officer, which increases were implemented as a result of the applicable NEO’s promotion, internal pay equity considerations and the increased scope of the NEO’s responsibilities in his new position.

Executive Incentive Plan

Performance-based cash bonus awards under our Executive Incentive Plan consist of annual bonus awards and discretionary cash bonus awards. Each year’s annual Executive Incentive Plan gives our executives an incentive to meet specific goals set by the Board of Directors with reference to that year’s budget and forecasts approved by the Board. We believe that our annual Executive Incentive Plan encourages long-term growth in stockholder value by providing executives with a series of incentives particular to each year’s circumstances. The Compensation Committee based 100% of the NEOs’ annual cash bonus potential in 2010 on our achievement of projected Adjusted EBITDA in order to motivate the NEOs to maximize earnings from the Company’s operations and to encourage the NEOs to work cooperatively as a team. We believe the annual budgeted amount of Adjusted EBITDA established by the Board is reasonably attainable while requiring substantial effort. The Compensation Committee determines each NEO’s Executive Incentive Plan target award as a total percentage of base compensation exclusive of any amounts attributable to car allowances, stock based compensation, vacation time payouts and other similar compensation items. These awards are paid in cash to the NEOs shortly after the annual independent audit of our financial statements is completed if the performance goals have been met, the annual incentive has been earned in accordance with the terms and conditions of the Executive Incentive Plan, and the Compensation Committee determines and declares that the award should be paid. To tie compensation to performance, there is no minimum award of compensation required by the Executive Incentive Plan. Each NEO’s bonus upon achieving annual budgeted Adjusted EBITDA is computed as and paid on a predetermined percentage of base compensation. The percentage for each NEO is reviewed, approved and documented by the Compensation Committee annually prior to the year in which the Executive Incentive Plan applies. If the Company achieves its annual budgeted Adjusted EBITDA for 2010, each NEO will receive the percentage of base compensation to which entitled.

Our 2010 Executive Incentive Plan establishes that no bonus will be paid unless we produce a minimum amount of Adjusted EBITDA ($36.992 million) and that bonuses will be paid at the full target amount only if Adjusted EBITDA equals at least $38.939 million. In the event the Company exceeds the 100% payout level of $38.939 million of Adjusted EBITDA the bonus amount will increase five percent (5%) for each one percent (1%) of Adjusted EBITDA above $38.939 million to $40.886 million and ten percent (10%) for each one percent (1%) of Adjusted EBITDA above $40.886 million. In December, 2010, the Compensation Committee reviewed our projected financial results for the year ended December 31, 2010 and concluded that based upon such projections no bonuses will be earned under our 2010 Executive Incentive Plan. The Compensation Committee exercised it’s discretionary authority under the Executive Incentive Plan provisions to provide the NEOs with the potential for a cash bonus if the Company achieves an Adjusted EBITDA level of approximately $36 million as follows: $0 in the case of Mr. Choate; $30,000 in the case of Messrs. Peach, Pegler and Phillips; and $10,000 in the case of Mr. Stork. We achieved $36.0 million of Adjusted EBITDA and the bonuses were earned. This bonus potential was established based upon the Compensation Committee’s recognition of management’s collective efforts during the 2010 fiscal year and to retain and motivate the executive management team, exclusive of Mr. Choate. The Compensation Committee determined not to provide any potential bonus award to Mr. Choate given his receipt of the retention bonus described below. Each NEO’s bonus potential (exclusive of Mr. Choate) represents an allocated amount of a bonus pool established for all executive-level employees and the amount allocated to each NEO was not based on an individual analysis of each NEO’s specific efforts during 2010. Instead, the amount allocated to each NEO was determined based on the Compensation Committee’s judgment of the individual NEO’s contribution to achieving our expected 2010 Adjusted EBITDA based on his role and level of responsibility within the Company as well as consideration of the need to retain and motivate each NEO.

Special Bonus Payment

We entered into a retention bonus letter agreement with Mr. Choate in February 2010 providing for the special bonus opportunity of $500,000, which the Compensation Committee determined in its judgment was necessary and appropriate to encourage Mr. Choate to maintain his continued dedication and efforts on behalf of the Company and to ensure his retention and continued service to the Company during an important transition period. Payment of the special bonus was to be made generally upon the earlier of December 31, 2010 or the one month anniversary our appointment of a new Chief Financial Officer, subject to continue employment through such date and subject to earlier payment in the event of a change in control or certain involuntary terminations of employment. Mr. Choate was paid the retention bonus on the one month anniversary of our promotion of Mr. Peach to the position of Chief Financial Officer on April 6, 2010. Although the retention bonus was not initially intended to impact the bonus Mr. Choate may earn under our 2010 Executive Incentive Plan it was taken into account when allocating the discretionary bonus pool described above.

Equity-Based Awards

We believe that positive long-term performance is achieved in part by providing our NEOs with incentives that align their financial interests with the interests of our stockholders. The Compensation Committee believes that the use of stock option awards best accomplishes such alignment.

Our Compensation Committee is authorized under our Equity Incentive Plan to grant incentive stock options and/or nonqualified stock options to purchase shares of our common stock to our employees and nonqualified stock options to purchase shares of common stock to our directors, independent contractors and consultants. We generally make initial stock option grants at the commencement of an executive’s employment and additional subsequent grants following a significant change in job responsibilities or to meet other special retention or performance objectives. The Compensation Committee reviews and approves incentive stock option awards to all employees, including NEOs based upon its assessment of individual expected performance, past precedence based on internal job classifications, a review of each executive’s existing long-term incentives and retention considerations.

Other than grants of incentive stock options to Messrs. Choate and Peach, we did not grant any stock options or other equity-based awards to our NEOs in 2010 because none of our NEOs commenced employment or experienced a significant change in job responsibilities during 2010 that warranted such an award. We did grant Mr. Choate an incentive stock option for 644,645 shares of our common stock and we also granted Mr. Peach an incentive stock option for 150,000 shares of our common stock. Each of these awards was made in connection with and as a result of these NEOs’ promotions to Chief Executive Officer and Chief Financial Officer, respectively, and were based on the increased scope of the NEO’s responsibility in his new position and internal pay equity considerations. The amount of each award was determined by reference to the awards previously granted to and held by the predecessor in the NEO’s new position. We also granted Mr. Peach an incentive stock option for 50,000 shares when he assumed the role of our Treasurer in February 2010. This award was based on Mr. Peach’s increased scope of responsibilities with respect to the treasury function previously managed by Mr. Choate.

Employment and Severance Arrangements

Our board of directors and our Compensation Committee consider the maintenance of a sound management team to be essential to protecting and enhancing our best interests. To that end, we recognize that the uncertainty that may exist among management with respect to their “at-will” employment may result in the departure or distraction of management personnel to our detriment. Accordingly, we have entered into employment agreements with each of our named executive officers that provide for certain severance payments and other post-employment benefits which we believe are appropriate to encourage the continued dedication and attention of these executives. The employment agreements with our named executive officers are described more fully below under ‘—Potential Payment Upon Termination or Change in Control.

Perquisites and Other Benefits

Although perquisites are not a significant factor in our compensation programs, we provide certain limited perquisite and personal benefits to our named executive officers. We provide these benefits to assist our NEOs in performing their services for us and to attract and retain talented executives.

The Company, at its sole cost, provides health and welfare benefits to each NEO, the NEO’s spouse and eligible dependents such as the Company may from time to time make available to its other executives of the same level of employment.  We also maintain a 401(k) retirement plan that is available to all eligible employees. We have the discretion to make annually matching contributions to the plan on behalf of our participating employees. Historically, we matched $0.50 for each $1.00 contributed up to 6% of each participant’s annual compensation with a maximum of $2,500 per participant. The last discretionary match we made was in February 2009 for the 401(k) plan year ending December 31, 2008. The Compensation Committee has determined that a discretionary match of $0.3 million will be made for the 401(k) plan year ending December 31, 2010, however, we have not yet determined the exact formula for each participant. Life, accidental death and dismemberment coverage is also offered to all eligible employees and premiums are paid in full by the Company. We also make available to our NEOs a long-term disability plan maintained at our expense. Other voluntary benefits, such as supplemental life and specific coverage insurance supplements are also made available and paid for by our NEOs and other employees. The above benefits are generally available to the NEOs on the same basis as all other eligible employees, subject to relevant regulatory requirements. The Company provides each NEO with an after tax automobile and life insurance allowance in accordance with the terms and conditions of each NEO’s employment agreement or applicable Company policy.

Accounting and Tax Considerations

Our annual tax aggregate deductions for each NEO’s compensation are potentially limited by Section 162(m) of the Internal Revenue Code to the extent the aggregate amount paid to an executive officer exceeds $1.0 million per year, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions provided under Section 162(m) of the Internal Revenue Code. At our current NEO compensation levels, we anticipate that Section 162(m) of the Internal Revenue Code would be applicable only with respect to our Chief Executive Officer, and we considered its impact in determining compensation levels for our NEOs in 2010, while also considering the fact that the provisions under Section 162(m) would only be applicable if the Company were to become a public entity.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section required by Item 402(b) of Regulation S-K. Based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis section be included herein. The Compensation Committee consists of Messrs. Nadauld and Weltman.

Summary Compensation Table

The following table sets forth the compensation earned by our NEOs for 2010, 2009 and 2008. No other executive officers who would have otherwise been includable in the following table on the basis of salary and bonus earned for the year ended December 31, 2010 have been excluded by reason of their termination of employment or change in executive status during the year.

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non Equity Incentive Plan Compensation ($)(1)(3)	All Other Compensation ($)		Total ($)(1)
David S. Chernow	2010	78,156	—	—	—	525,292	(4)	603,448
Former President and Chief	2009	473,807	134,193	—	—	47,504	(5)	655,504
Executive Officer	2008	508,000	—	—	838,200	40,730	(6)	1,386,930

L. Duane Choate	2010	458,275	500,000	1,263,504	—	53,833	(7)	2,275,612
President and Chief	2009	321,777	123,223	—	—	50,538	(8)	495,538
Executive Officer	2008	345,000	—	—	370,013	102,044	(9)	817,057

Russell D. Phillips, Jr.	2010	285,000	30,000	—	—	45,385	(10)	360,385
Executive Vice President,	2009	265,816	84,184	—	—	56,773	(11)	406,773
General Counsel and	2008	285,000	—	—	282,150	53,766	(12)	620,916
Chief Compliance Officer

Timothy A. Peach	2010	228,269	30,000	392,000	—	27,740	(13)	678,009
Chief Financial Officer and	2009	103,038	—	172,500	26,096	17,254	(14)	318,888
Treasurer	2008	—	—	—	—	—		—

William L. Pegler	2010	230,000	30,000	—	—	40,098	(15)	300,098
Senior Vice President and	2009	214,518	65,482	—	—	66,363	(16)	346,363
Chief Operating Officer	2008	230,000	—	—	189,750	139,876	(17)	559,626

Joseph Stork	2010	200,000	10,000	—	—	26,709	(18)	236,709
Senior Vice President and	2009	186,538	43,462	—	—	19,341	(19)	249,341
Chief Development Officer	2008	200,000	—	48,800	145,000	42,789	(20)	436,589

(1)                                  Based on financial results, our NEOs are not entitled to any awards under the terms of our Executive Incentive Plan for 2010. However, the Compensation Committee determined to make discretionary bonus payments to NEOs for their performance in 2010, following the certification of the Company’s audited financial statements for fiscal year 2010. For additional information, refer to the discussion under “Compensation Discussion and Analysis-Executive Incentive Plan Awards” above.

(2)                                  Amounts represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For the assumptions used in calculating the value of these awards, refer to Note 13 to our consolidated financial statements for the year ended December 31, 2010 included elsewhere in this annual report.

(3)                                  Amounts shown in the non equity incentive plan column represent payments made under the Executive Incentive Plan to the NEOs that related to services performed in the applicable year and were paid based on our level of achievement of our applicable performance goals for the relevant year.

(4)                                  Includes auto allowance of $2,954, severance payments of $429,846, vacation pay in lieu of time off of $65,869, health, dental and vision benefits of $26,188 and long term disability & term life insurance premiums of $435.

(5)                                  Includes auto allowance of $19,939, health, dental and vision benefits of $25,265 and long term disability & term life insurance premiums of $2,300.

(6)                                  Includes auto allowance of $19,200, health, dental and vision benefits of $16,639, 401(k) employer match of $2,750 and long term disability & term life insurance premiums of $2,141.

(7)                                  Includes auto allowance of $19,628, health, dental and vision benefits of $31,990 and long term disability & term life insurance premiums of $2,215.

(8)                                  Includes auto allowance of $12,462, health, dental and vision benefits of $35,709 and disability and life insurance of $2,367.

(9)                                  Includes auto allowance of $12,000, dental and vision benefits of $16,908, relocation reimbursement of $68,245, health, 401(k) employer match of $2,750 and long term disability & term life insurance premiums $2,141.

(10)                           Includes auto allowance of $20,000, health, dental and vision benefits of $10,902, vacation pay in lieu of time off of $12,253 and long term disability & term life insurance premiums of $2,230.

(11)                            Includes auto allowance of $20,769, health, dental and vision benefits of $8,006, vacation pay in lieu of time off of $25,761 and long term disability & term life insurance premiums of $2,237.

(12)                            Includes auto allowance of $20,000, health, dental and vision benefits of $5,834, vacation pay in lieu of time off of $21,924, 401(k) employer match of $2,750 and long term disability & term life insurance premiums of $3,258.

(13)                            Includes health, dental and vision benefits of $26,147 and long term disability & term life insurance premiums of $1,593.

(14)                            Includes health, dental and vision benefits of $16,474 and long term disability & term life insurance premiums of $780.

(15)                            Includes auto allowance of $12,857, health, dental and vision benefits of $24,901 and long term disability & term life insurance premiums of $2,340.

(16)                            Includes auto allowance of $13,352, health, dental and vision benefits of $25,800, vacation pay in lieu of time off of $24,771 and long term disability & term life insurance premiums of $2,440.

(17)                            Includes auto allowance of $12,857, health, dental and vision benefits of $4,261, vacation pay in lieu of time off of $8,847, relocation reimbursement of $108,730, long term disability & term life insurance premiums of $2,431 and 401(k) employer match of $2,750.

(18)                            Includes health, dental and vision benefits of $24,594 and long term disability & term life insurance premiums of $2,115.

(19)                            Includes health, dental and vision benefits of $17,041 and long term disability & term life insurance premiums of $2,300.

(20)                            Includes health, dental and vision benefits of $9,076, relocation reimbursement of $29,340, long term disability & term life insurance premiums of $1,623 and 401(k) employer match of $2,750.

2010 Grants of Plan-Based Awards

The following table sets forth the stock option awards that were granted to our NEOs in 2010 and the potential future payouts under non-equity incentive plan awards granted to our NEOs in 2010 under our Executive Incentive Plan. The actual amounts paid to our NEOs under our Executive Incentive Plan for 2010 are set forth in the 2010 Summary Compensation Table above.

		Potential Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Option Awards: Number of Securities	Exercise Price of Option	Grant Date Fair Value
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Target (#) (1)	Underlying Options(2)	Awards ($/Sh)	of Option Awards ($)
L. Duane Choate	1/20/2010	275,000	500,000	—	—	—	—	—
	3/24/2010	—	—	—	214,881	429,764	3.50	1,177,444
Russell D. Phillips, Jr.	1/20/2010	94,050	171,000	—	—	—	—	—
Timothy A. Peach	1/20/2010	68,750	125,000	—	—	—	—	—
	3/24/2010	—	—	—	16,667	33,333	3.50	98,000
	4/6/2010	—	—	—	50,000	100,000	3.50	294,000
William L. Pegler	1/20/2010	63,250	115,000	—	—	—	—	—
Joseph Stork	1/20/2010	55,000	100,000	—	—	—	—	—

(1)                                  Amounts represent the number of shares underlying the performance vesting component of options granted to Messrs. Choate and Peach during 2010. The options will vest upon a change in control of the Company if certain targeted amounts of consideration (which increase over time) are achieved in connection with such a change in control.

(2)                                  Amounts represent the number of shares underlying the non-performance vesting component of options granted to Messrs. Choate and Peach during 2010. For Mr. Choate, 311,580 shares vested as of the effective date of the option award, with the remaining vesting monthly on the first day of each month over sixteen months. For Mr. Peach, the options vest annually over four years on the anniversary date of the option grant.

Outstanding Equity Awards at December 31, 2010

The following table provides information regarding outstanding equity-based awards held by the NEOs as of December 31, 2010. All such equity based awards consist of stock options granted under the Equity Incentive Plan.

OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards(1)	Option Exercise Price	Option Expiration Date
L. Duane Choate	139,673	32,232	85,953	$3.50	8/29/2017	(2)
	378,059	51,705	214,881	$3.50	3/24/2020	(3)
Russell D. Phillips, Jr.	25,000	—	—	$1.50	8/18/2016
	171,905	—	85,953	$3.50	8/18/2016
Timothy A. Peach	8,333	25,000	16,667	$6.60	3/31/2019	(4)
	—	33,333	16,667	$3.50	3/24/2020	(4)
	—	100,000	50,000	$3.50	4/6/2020	(4)
William L. Pegler	37,500	—	—	$1.50	8/18/2016
	128,929	—	64,465	$3.50	8/18/2016
Joseph Stork	25,000	8,333	16,667	$4.75	10/30/2017	(4)
	6,667	6,666	6,667	$5.35	3/1/2018	(4)

(1)                                  The options will vest upon a change in control of the Company if certain targeted amounts of consideration (which increase over time) are achieved in connection with such change in control.

(2)                                  Except for the performance component, which vests as described in footnote (1) above, one quarter vests on the first anniversary date of the option grant with the remainder vesting monthly on the monthly anniversary date of the option grant over three years.

(3)                                  Except for the performance component, which vests as described in footnote (1) above, 311,580 shares vested as of the effective date of the option award, with the remaining vesting monthly on the first day of each month over sixteen months.

(4)                                  Except for the performance component, which vests as described in footnote (1) above, vests annually over four years on the anniversary date of the option grant.

Potential Payments Upon Termination or Change in Control

Agreements with our Former and Current CEO

We entered into employment agreements with the gentlemen that served as our CEO during 2010 in connection with their initial employment by the Company. Each employment agreement established a base salary, an annual target bonus (100% of base salary in the case of Mr. Chernow, our former CEO and 65% of base salary in the case of Mr. Choate, our then CFO) based on our achievement of certain financial performance targets as well as the provision of certain other typical benefits (e.g., vacation time, health benefits, etc.) and, in the case of Mr. Choate, a living accommodation and relocation allowance not to exceed $65,000 to initially commute to Orange County, California and ultimately relocate his residence to the Denver, Colorado area from Houston, Texas. Under each agreement, the executive’s employment with us is “at-will.” However, in the event of a termination “without cause” or a resignation due to “constructive termination” which the executive could deem to be a termination without cause, the executive is entitled to severance payments from us, consisting of bi-weekly payments of base salary in effect at the time of termination for a defined “Salary Continuation Period”, provided the executive complies during such period with the non-compete and non-solicitation provisions of the agreement and executes a general release of all claims against us. In the case of a termination in connection with or within nine months following a “change of control” such Severance Payments would be made in a lump sum amount to each executive.

Mr. Chernow, our former President and Chief Executive Officer, had a Salary Continuation Period of one year and Mr. Choate, our CFO, had a Salary Continuation Period of six months. Mr. Choate’s employment agreement was amended in January 2009 to include payment to Mr. Choate during the Salary Continuation Period of his targeted bonus for the year in which the termination occurs. Under each employment agreement, in the event the executive is terminated by us or in the event of death or disability, he or his legal representative will also be entitled to receive “Ancillary Severance Benefits” from us. Ancillary Severance Benefits consist of compensation for all accrued unpaid vacation pay, back wages accrued and accrued sick pay, and except in the case of a termination for “cause,” reimbursement of COBRA expenses for the continuation of health benefits for himself and his eligible dependents for an 18-month period or such time the executive becomes eligible for another employer’s health insurance, whichever occurs first. In addition, Ancillary Severance Benefits include outplacement services for each executive in an amount not to exceed $15,000.

The employment agreements provide that in the event the amounts payable to the executive and described above would constitute “excess parachute payments” within Section 280G of the Code, then the amounts payable shall be reduced to the extent necessary to avoid such amounts constituting an excess parachute payment. Each employment agreement was amended in December 2008 in order to ensure compliance with, or an exemption from, Section 409A of the Code.

The employment agreements also provide that in the event of death or disability, the Company would pay to the executive or his legal representative a lump sum amount equal to half of his then current annual base salary in effect immediately prior to his death or disability. Under the employment agreements, “disability” means that for a period of six (6) months in any twelve (12) month period, the executive is incapable of substantially fulfilling his employment responsibilities and duties because of physical, mental or psychological incapacity resulting from injury, sickness or disease. “Cause,” as defined under the terms of the respective employment agreements, means any of the following: (a) the executive enters a plea of guilty or nolo contendere to, or is convicted of, a felony or any other criminal act involving moral turpitude, dishonesty, or theft; (b) the executive has committed gross negligence, willful misconduct or a breach of his fiduciary duties in carrying out his duties; (c) the executive materially breaches the employment agreement and fails to cure such breach (in the event that such breach is capable of being cured) within 30 days following receipt of notice from us setting forth in reasonable detail the nature of such breach; (d) the executive habitually uses drugs or alcohol and such use constitutes an abuse thereof; (e) the executive engages in willful misconduct in the performance of his duties that (i) has a material adverse effect on the Company or (ii) constitutes a material violation of a policy adopted by the Board; or (f) the executive engages in material dishonesty or fraud in the performance of his duties.

“Constructive termination” means, subject to certain notice and cure periods, (a) with or without a change in his title or formal corporate action, there shall be a material diminution in the nature or scope of the authorities, powers, functions, duties or responsibilities of the executive as set forth in the employment agreement; (b) the executive is not appointed to, or is removed from, the offices or positions provided for in the employment agreement; (c) the executives annual base salary is decreased by the Company; (d) at any time following the executive’s initial permanent relocation at the request of the Company, we change our headquarters greater than 30 miles from its then existing location without the executive’s consent; (e) we fail to pay the executive’s compensation or provide the employee benefits when due; or (f) we materially breach the employment agreement or the performance of our duties and obligations thereunder (including any failure to adopt an annual bonus plan in accordance with the employment agreements).

In February 2010, in connection with Mr. Choate’s promotion to President and Chief Executive Officer, we entered into a new employment agreement with Mr. Choate. Mr. Choate’s new employment agreement contains substantially similar terms, conditions and definitions as described above. The new employment agreement sets Mr. Choate’s target bonus at 100% of his current base salary and provides for a Salary Continuation Period of one year and the payment of one-half of Mr. Choate’s targeted bonus for the year in which the termination occurs. A lump sum payment is also provided for in the new employment agreement in the event of a termination in connection with or within nine months after a change in control. The new agreement provides in the event of death or disability, the Company would pay to Mr. Choate or his legal representative a lump sum amount equal to half of his then current annual base salary and half of his current target bonus in effect immediately prior to his death or disability. Similar Ancillary Severance Benefits are payable under Mr. Choate’s new employment agreement. Mr. Choate’s new employment agreement, which is intended to comply with, or qualify for an exemption from, Section 409A of the Code, does not provide amounts payable thereunder will be reduced if such payments would constitute an excess parachute payment under Section 280G of the Code.

Agreement with our Chief Financial Officer and Treasurer

We have entered into an employment agreement with Mr. Peach, our current Chief Financial Officer and Treasurer. Under the employment agreement, Mr. Peach is entitled to receive a base salary and a target bonus of 50% of his base salary. The terms, conditions and definitions in Mr. Peach’s employment agreement are substantially similar to those outlined above for Messrs. Chernow and Choate. Mr. Peach has a Salary Continuation Period of six months and the employment agreement provides for the payment of his then current target bonus for the year in which the termination occurs during the Salary Continuation Period. Ancillary Severance Benefits are payable to Mr. Peach for a six month period. Mr. Peach’s employment agreement does not provide for a living assistance or relocation allowance as he resides in the Denver, Colorado area near our principal executive office in Englewood, Colorado.

Agreements with our Additional NEOs

Each of our other NEOs (not including Messrs. Chernow, Choate and Peach) is party to an employment agreement with the Company. Under each agreement, the executive officer is entitled to receive a base salary and a target bonus (60% of base salary in the case of Mr. Phillips and 50% of base salary in the case of Messrs. Pegler and Stork). The terms, conditions and definitions in the employment agreements are substantially similar to those outlined above for Messrs. Chernow and Choate. Mr. Phillips has a Salary Continuation Period of one year; Messrs. Pegler and Stork have a Salary Continuation Period of six months. The employment agreements for Messrs. Phillips and Pegler provide for the payment of their respective then current target bonus for the year in which the termination occurs during the Salary Continuation Period. Ancillary Severance Benefits are payable to Mr. Phillips for a twelve month period and Ancillary Severance Benefits are payable to Messrs. Pegler and Stork for a six month period. Mr. Pegler was provided with a living assistance and relocation allowance of $108,730 in connection with the relocation of his residence from San Diego, California to the Denver, Colorado area, and Mr. Stork was provided with a living assistance and relocation allowance of $29,340 in connection with the relocation of his residence from Houston, Texas to the Denver, Colorado area. Mr. Phillips’ primary office location remains in Orange County, California.

The following table shows the value of severance benefits and other benefits for our 2010 NEOs, excluding Mr. Chernow, under their current employment agreements, assuming each NEO had terminated employment on December 31, 2010.

Name	Payment Type	Death or Disability ($)	Termination Without Cause or “Constructive Termination” ($)	Termination After Change in Control ($)
L. Duane Choate	Cash Severance	500,000	750,000	750,000
	Benefit Continuation	30,268	45,268	45,268
	Total	530,268	795,268	795,268
Russell D. Phillips, Jr.	Cash Severance	228,000	456,000	456,000
	Benefit Continuation	7,641	22,641	22,641
	Total	235,641	478,641	478,641
Timothy A. Peach	Cash Severance	187,500	250,000	250,000
	Benefit Continuation	11,782	26,782	26,782
	Total	199,282	276,782	276,781
William L. Pegler	Cash Severance	172,500	230,000	230,000
	Benefit Continuation	6,892	21,892	21,892
	Total	179,392	251,892	251,892
Joseph Stork	Cash Severance	50,000	100,000	100,000
	Benefit Continuation	4,126	19,126	19,126
	Total	54,126	119,126	119,126

In connection with Mr. Chernow’s termination of employment with us in February 2010, we entered into a separation agreement with Mr. Chernow under which he received payments of one year of his then-current base salary ($508,000), payable per our normal payroll cycle for a twelve month period, $100,000 in lieu of any amounts earned under our 2009 Executive Incentive Plan, payable in a lump sum at the same time bonus payments were made to our other executives for 2009, and, at our expense, health insurance continuation coverage for 18 months or, if earlier, until he becomes eligible for comparable health insurance coverage from another employer (approximately $38,000). In exchange for these payments, Mr. Chernow executed a general release of claims in our favor and agreed to the immediate termination of all unexercised vested stock options related to our common stock.

Director Compensation

The members of our Board of Directors are Shyam B. Paryani, M.D., Chairman, Stanley M. Marks, M.D., Jonathan R. Stella, M.D., Robert J. Weltman and James D. Nadauld of Genstar Capital LLC, and L. Duane Choate.

Dr. Marks is paid $7,500 for each Board meeting attended. No other Directors receive compensation. Directors are also reimbursed for expenses incurred in connection with attending board meetings. Each member of our Board, other than directors who are employed by us, or who are employees or partners of Genstar Capital LLC is also eligible for stock grants under the Company’s Equity Incentive Plan in the form of non-qualified stock option grants. We have only one Plan, the “Equity Incentive Plan,” which provides for both ISOs and NSOs. No such stock options were granted in 2010.

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Stanley M. Marks, M.D.	$30,000	—	$30,000
Shyam B. Paryani, M.D.	—	—	—
Jonathan R. Stella, M.D.	—	—	—

(1)                                  All three directors listed in the table above previously received stock option grants. As of December 31, 2010, the unvested portions of the stock option grants are as follows: Dr. Marks: 30,000 shares; Dr. Paryani: 257,858 shares; and Dr. Stella: 5,000 shares, which shares will vest as follows:

•                  For Dr. Marks, 20,000 shares annually on the anniversary date of the option grant over two years and 20,000 shares upon a change in control of the Company if certain targeted amounts of consideration (which increase over time) are achieved in connection with such change in control,

•                  For Dr. Paryani, 257,858 shares upon a change in control of the Company if certain targeted amounts of consideration (which increase over time) are achieved in connection with such change in control,

•                  For Dr. Stella, 5,000 shares upon a change in control of the Company if certain targeted amounts of consideration (which increase over time) are achieved in connection with such change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2010, we had 26,317,675 shares of common stock outstanding.

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2010 by:

•                  each person known to own beneficially more than 5% of the capital stock;

•                  each of our directors;

•                  each of the executive officers named in the summary compensation table; and

•                  all of our directors and executive officers as a group.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the shares of capital stock.

Name of Beneficial Owner	Number of Shares	Percentage of Outstanding Capital Stock
Stockholders Holding 5% or More
Genstar Capital Partners IV, L.P.(1)	20,142,957	76.5%
Caisse de dépôt et placement du Québec(2)(14)	4,285,714	16.3%
Named Executive Officers and Directors
L. Duane Choate(3)(4)(14)	558,539	2.0%
David S. Chernow(14)	7,142	*
Timothy A. Peach(5)	50,001	*
Russell D. Phillips, Jr.(6)(14)	196,905	*
William L. Pegler(7)(14)	166,429	*
Joseph Stork(8)	35,000	*
Shyam B. Paryani, M.D.(9)(14)	715,715	2.6%
Stanley M. Marks, M.D.(10)(14)	30,000	*
Jonathan R. Stella, M.D.(11)(14)	17,142	*
James D. Nadauld(12)	20,142,957	76.5%
Robert J. Weltman(13)	20,142,957	76.5%
All executive officers and directors as a group (11 persons)	21,919,830	83.3%

*                                         Less than 1%

(1)                                  Includes 19,161,033 shares of common stock owned directly by Genstar Capital Partners IV, L.P. (“Genstar IV”), 839,067 shares of common stock owned by Stargen IV, L.P. (“Stargen”), an affiliate of Genstar, and 142,858 shares of common stock owned by individuals affiliated with Genstar IV. The address of Genstar IV is Four Embarcadero, Suite 1900, San Francisco, CA 94111.

(2)                                  Caisse de dépôt et placement du Québec (“CDPQ”) is a limited partner of Genstar IV and its address is 1000 place Jean-Paul-Riopelle, Montreal, Quebec H2Z 2B3. The natural persons having voting control and dispositive power over the shares held by CDPQ is an investment committee comprised of Nomand Provost, Luc Houle, Dominique Boies, Robert Côté, Pierre Fortier, Marcel Gagnon, Mario Therrien and Cyrille Vittecoq.

(3)                                  This amount includes 534,641 shares issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days.

(4)                                  This amount includes 4,000 shares held by the Walter L. Choate Family Trust.

(5)                                  This amount includes 16,666 shares issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days.

(6)                                  This amount includes 196,905 shares issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days.

(7)                                  This amount includes 166,429 shares issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days.

(8)                                  This amount includes 35,000 shares issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days.

(9)                                  This amount includes 715,715 shares issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days.

(10)                            This amount includes 30,000 shares issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days.

(11)                            This amount includes 10,000 shares issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days.

(12)                            Includes 20,142,957 shares held by Genstar IV and its affiliates. Mr. Nadauld is a Principal of Genstar Capital LLC, an affiliate of Genstar. All shares indicated as owned by Mr. Nadauld are included because of his affiliation with the Genstar entities. Mr. Nadauld does not directly or indirectly have or share voting or investment power over the shares beneficially held by Genstar IV, Stargen and/or their affiliates and disclaims beneficial ownership of these shares. Mr. Nadauld’s address is Four Embarcadero, Suite 1900, San Francisco, CA 94111.

(13)                            Includes 20,142,957 shares held by Genstar IV and its affiliates. Mr. Weltman is a Managing Director of Genstar Capital LLC, an affiliate of Genstar. All shares indicated as owned by Mr. Weltman are included because of his affiliation with the Genstar entities. Mr. Weltman may be deemed to share voting or investment power over the shares beneficially held by Genstar IV and/or Stargen, and/or their affiliates and disclaims beneficial ownership of these shares. Mr. Weltman’s address is Four Embarcadero, Suite 1900, San Francisco, CA 94111.

(14)                            Such shares or shares issuable upon exercise of stock options are subject to the Investor Rights Agreement described herein (see “Certain Relationships and Related Transactions, and Director Independence—Investor Rights Agreement”).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Advisory Services Agreement

We entered into an advisory services agreement with Genstar, our majority shareholder, in connection with the closing of Genstar’s acquisition, referred to as the Acquisition, of the Company in August 2006. Pursuant to this agreement, we pay Genstar a fee for certain management, business strategy, consulting and financial advisory services and oversight to be provided to us and our subsidiaries. We utilize the business experience and expertise of Genstar in arranging financing, strategic planning, negotiating and other areas of corporate management. Genstar has agreed to provide us on an ongoing basis with management consulting and advisory services related to our business affairs as we may reasonably request. Pursuant to this agreement, subject to certain conditions, we pay an annual management fee of $1.5 million per year, payable in four quarterly installments. We also reimburse Genstar for its reasonable out-of-pocket expenses.

Employment and Severance Arrangements

See “Item 11. Executive Compensation—Employment and Severance Arrangements.”

Investor Rights Agreement

In connection with the Acquisition we entered into an Investor Rights Agreement, or IRA, with Genstar IV, Stargen IV, L.P., or together with Genstar IV, the Genstar Parties, Caisse de Dépôt et Placement du Québec, or CDPQ Quebec, Ares Capital Corporation, or ARES, Florida Radiation Oncology Group, or FROG, and certain members of management and physicians affiliated with us. Under the IRA, the stockholders who are parties to the IRA have agreed to vote their shares to elect to our board of directors any individual designated by the Genstar Parties, and for so long as the MSA between Integrated Community Oncology Network, LLC, or ICON, and us, which is described below, is in effect, one individual designated by FROG. Additionally, each of the Genstar Parties, ARES, CDPQ Quebec and any stockholder that holds 10% of the capital stock of the Company shall have reasonable access to its officers, employees, auditors, legal counsel, facilities and books and records. The IRA also contains customary preemptive rights with respect to the capital stock of the Company. All stockholders are prohibited from transferring capital stock unless done in compliance with the IRA, which permits the following: (1) transfers of capital stock to the Company, provided that if the Genstar Parties make such a transfer the other stockholders will be allowed to participate on a pro rata basis; (2) permitted transfers by stockholders who are natural persons to certain family members, including pursuant to laws of descent and distribution; (3) transfers of capital stock in connection with an initial public offering; (4) any transfer to an affiliate; (5) any transfer by the Genstar Parties to their respective affiliates, partners or members pursuant to agreements governing distributions between such Genstar Party and its respective affiliate; and (6) transfers made in connection with the exercise of customary tag-along rights, a sale of the Company, a right of first refusal or drag-along transactions sale. The Genstar Parties also have demand registration rights provided that the amount to be registered is not less than $10.0 million and all stockholders who are parties to the IRA have piggyback registration rights.

Stockholders Agreement

Certain of our employees, consultants and executive officers have entered into a Stockholders Agreement, or the Stockholders Agreement, with us with respect to their shares of our common stock, warrants, common stock issued upon exercise of warrants or stock options, any other equity security issued by us, and any equity security issued or issuable with respect to such securities, or together, the Capital Stock. The Stockholders Agreement contains customary bring-along and call rights, exercisable by the applicable Genstar Parties and us, and prohibits holders from disclosing any confidential information. Under the Stockholders Agreement, holders cannot transfer any of their Capital Stock without the prior written consent of the board of directors, except for in certain instances of permitted transfers, including transfers to us or a Genstar Party; transfers to a member of the holder’s family; transfers pursuant to applicable laws of descent and distribution; or transfers pursuant to a public offering or Rule 144 of the Securities Act; subject to the condition that the transferee shall agree in writing to be bound by the terms of the Stockholders Agreement. In addition, the holders bound by the Stockholders Agreement also agree to be subject to a non-competition and a non-recruitment provision during each holder’s employment, consulting engagement and/or directorship and for a specified post-termination period thereafter.

Other Related Party Transactions

We have a MSA with ICON under which we provide management services to the FROG division of ICON. Dr. Paryani, our Chairman, is a manager and equityholder of ICON. We earn a management fee based on a fixed percentage of the earnings, while ICON retains the remaining earnings. Under this MSA, ICON retained $3.3 million, $3.1 million and $2.1 million for its medical services for the years ended December 31, 2008, 2009 and 2010, respectively.

We lease three radiation oncology treatment centers from entities affiliated with Dr. Paryani. We recorded rent expense related to these treatment centers of approximately $0.7 million, $0.7 million and $0.7 million for the years ended December 31, 2008, 2009 and 2010, respectively.

We have a MSA with Cyclotron Center of Northeast Florida, LLC, or Cyclotron, and PET/CT Center of North Florida, LLC, or PET/CT Florida, entities in which Dr. Paryani has ownership interests. We recognized net revenue associated with this MSA of approximately $0.7 million, $0.8 million and $0.4 million in 2008, 2009 and 2010, respectively. We had accounts receivable due under this MSA of $0.1 million, $0.3 million and $0.2 million at December 31, 2008, 2009 and 2010, respectively. We also provide a payroll processing service for PET/CT Florida and Cyclotron. We recorded receivables for reimbursement of these services of $0.2 million, $0.4 million and $1.0 million at December 31, 2008, 2009 and 2010, respectively.

Both we and an affiliate of Dr. Paryani own a 24.5% interest in Memorial Southside Cancer Center, LLC, or Southside, a joint venture with a subsidiary of HCA, Inc. We recorded ownership interest under the equity method of investment in an unconsolidated joint venture as described in notes to the consolidated financial statements included elsewhere in this annual report. We recorded equity interest in net earnings of joint venture of $1.1 million, $0.7 million and $0.4 million for the years ended December 31, 2008, 2009 and 2010, respectively, in connection with this Southside joint venture.

We have a MSA with Coastal Radiation Oncology Medical Group, Inc., or Coastal. Dr. Stella, one of the members of our Board of Directors, is a shareholder of Coastal and also serves as President of Coastal. We earn a management fee based on a fixed percentage of the earnings, while Coastal retains the remaining earnings. Under this MSA, Coastal retained $8.8 million, $7.5 million and $6.8 million for its medical services for the years ended December 31, 2008, 2009 and 2010, respectively.

We lease three radiation oncology treatment centers from entities affiliated with Dr. Stella and lease one facility used for administrative offices and physics services from an entity affiliated with Dr. Stella. We recorded rent expense related to these leases of approximately $1.3 million, $1.3 million and $1.1 million for the years ended December 31, 2008, 2009 and 2010, respectively.

We have a limited scope payroll processing relationship with Neuroscience Gamma Knife Center of Southern California, LLC, an entity in which Dr. Stella has an ownership interest. We recorded receivables for reimbursement of these services of an immaterial amount, $0.05 million, $0.06 million and $0.02 million at December 31, 2008, 2009 and 2010, respectively.

CDPQ, which owns approximately 16.3% of our capital stock, was one of the holders of our subordinated notes and was repaid approximately $33.3 million, with the proceeds from the offering of the private notes.

Review, Approval or Ratification of Transactions with Related Persons

Currently, all of our Related Party Transactions are contractual arrangements.

Director Independence

We have not affirmatively determined whether any members of our Board of Directors are independent, however, we believe that Dr. Marks could be considered independent.

Item 14. Principal Accountant Fees and Services

The table below sets forth the aggregate fees billed to us for audit and tax services provided by Ernst & Young LLP to us during each of the last two years.

	2010	2009
	(in thousands)
Audit fees	$1,005	$671
Audit related fees	88	—
Tax fees	100	111
Total	$1,193	$782

Audit fees represent fees for the audit of our annual financial statements included in the Form 10-K review of financial statements included in our Form S-4 and fees related to services provided in connection with the offering of our Senior Notes and subsequent registration of Form S-4.

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the Company’s independent accountant.  The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent accountant and has approved all such services.

The Audit Committee will not grant approval for any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to the Company.  In addition, in determining whether to rant pre-approval of any non-audit services, the Audit Committee will consider all relevant facts and circumstances.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)                               The following documents are filed as a part of this report

1.               Financial Statements:  See Item 8 of this report

2.               Financial Statement Schedules:  All other schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements of notes thereto.

3.               Exhibit List

Exhibit		Description
3.1	*	Amended and Restated Certificate of Incorporation of OnCure Holdings, Inc.

3.2	*	Amended and Restated Bylaws of the OnCure Holdings, Inc.

3.3	*	Certificate of Incorporation of MICA FLO II, Inc.

3.4	*	Certificate of Amendment of Certificate of Incorporation of MICA FLO II, Inc.

3.5	*	Bylaws of MICA FLO II, Inc.

3.6	*	Amended and Restated Certificate of Incorporation of Oncure Medical Corp.

Exhibit		Description
3.7	*	Bylaws of Oncure Medical Corp.

3.8	*	Certificate of Formation of Pointe West Oncology, LLC.

3.9	*	Limited Liability Company Operating Agreement of Pointe West Oncology, LLC.

3.10	*	First Amendment to the Operating Agreement of Pointe West Oncology, LLC.

3.11	*	Second Amendment to the Operating Agreement of Pointe West Oncology, LLC.

3.12	*	Amended and Restated Certificate of Incorporation of U.S. Cancer Care, Inc.

3.13	*	Bylaws of U.S. Cancer Care, Inc.

3.14	*	Amended Bylaws of U.S. Cancer Care, Inc.

3.15	*	Certificate of Incorporation of USCC Acquisition Corp.

3.16	*	Bylaws of USCC Acquisition Corp.

3.17	*	Certificate of Incorporation of USCC Florida Acquisition Corp.

3.18	*	Bylaws of USCC Florida Acquisition Corp.

3.19	*	Articles of Organization of Radiation Oncology Center, LLC.

3.20	*	Operating Agreement of Radiation Oncology Center, LLC.

3.21	*	Amended and Restated Articles of Incorporation of Mission Viejo Radiation Oncology Medical Group, Inc.

3.22	*	Amended and Restated Bylaws of Mission Viejo Radiation Oncology Medical Group, Inc.*

3.23	*	Amended and Restated Articles of Incorporation of Santa Cruz Radiation Oncology Management Corp.

3.24	*	Amended and Restated Bylaws of Santa Cruz Radiation Oncology Management Corp.

3.25	*	Articles of Incorporation of USCC Healthcare Management Corp.

3.26	*	Bylaws of USCC Healthcare Management Corp.

3.27	*	Amended and Restated Articles of Incorporation of Coastal Oncology, Inc.

3.28	*	Amended and Restated Bylaws of Coastal Oncology, Inc.

3.29	*	Restated Articles of Incorporation of Fountain Valley & Anaheim Radiation Oncology Centers, Inc.

3.30	*	Amended and Restated Bylaws of Fountain Valley & Anaheim Radiation Oncology Centers, Inc.

3.31	*	Articles of Amendment to the Articles of Incorporation of Manatee Radiation Oncology, Inc.

3.32	*	Bylaws of Manatee Radiation Oncology, Inc.

3.33	*	Amended and Restated Articles of Incorporation of Venice Oncology Center, Inc.

3.34	*	Amended and Restated Bylaws of Venice Oncology Center, Inc.

3.35	*	Amended and Restated Articles of Incorporation of Sarasota County Oncology, Inc.

3.36	*	Amended and Restated Bylaws of Sarasota County Oncology, Inc.

3.37	*	Amended and Restated Articles of Incorporation of Sarasota Radiation & Medical Oncology Center, Inc.

3.38	*	Amended and Restated Bylaws of Sarasota Radiation & Medical Oncology Center, Inc.

3.39	*	Articles of Organization of JAXPET, LLC.

3.40	*	Operating Agreement of JAXPET, LLC.

3.41	*	First Amendment to the Operating Agreement of JAXPET, LLC.

3.42	*	Second Amendment to the Operating Agreement of JAXPET, LLC.

Exhibit		Description
3.43	*	Amended and Restated Articles of Incorporation of Charlotte Community Radiation Oncology, Inc.

3.44	*	Amended and Restated Bylaws of Charlotte Community Radiation Oncology, Inc.

3.45	*	Amended and Restated Articles of Incorporation of Englewood Oncology, Inc.

3.46	*	Amended and Restated Bylaws of Englewood Oncology, Inc.

3.47	*	Articles of Incorporation of Interhealth Facility Transport, Inc.

3.48	*	Bylaws of Interhealth Facility Transport, Inc.

3.49	*	Articles of Organization of JAXPET/Positech, LLC.

3.50	*	Amended and Restated Operating Agreement of JAXPET/Positech, LLC.

4.1	*	Specimen Stock Certificate.

4.2	*	Indenture, dated as of May 13, 2010, among OnCure Holdings, Inc., the Guarantors and Wilmington Trust FSB, as Trustee.

10.1	*	Employment Agreement of L. Duane Choate, dated February 17, 2010.

10.2	*	Employment Agreement of Russell D. Phillips, Jr., dated August 18, 2006.

10.3	*	First Amendment to Employment Agreement of Russell D. Phillips, Jr., dated December 17, 2008.

10.4	*	Second Amendment to Employment Agreement of Russell D. Phillips, Jr., dated March 1, 2009.

10.5	*	Employment Agreement of William L. Pegler, dated August 18, 2006.

10.6	*	First Amendment to Employment Agreement of William L. Pegler, dated December 17, 2008.

10.7	*	Second Amendment to Employment Agreement of William L. Pegler, dated March 1, 2009.

10.8	*	Agreement Not to Compete of Shyam B. Paryani, M.D., dated 18, 2006.

10.9	*	Agreement Not to Compete of Russell D. Phillips, Jr., dated August 18, 2006.

10.10	*	Agreement Not to Compete of William L. Pegler, dated August 18, 2006.

10.11	*	Employment Agreement of Joseph Stork, dated March 1, 2008.

10.12	*	First Amendment to Employment Agreement of Joseph Stork, dated December 17, 2008.

10.13	*	Second Amendment to Employment Agreement of Joseph Stork, dated March 1, 2009.

10.14	*	Employment Agreement of David S. Chernow, dated May 17, 2007.

10.15	*	First Addendum to Employment Agreement of David S. Chernow, dated July 30, 2007.

10.16	*	Second Amendment to Employment Agreement of David S. Chernow, dated December 17, 2008.

10.17	*	Third Amendment to Employment Agreement of David S. Chernow, dated March 1, 2009.

10.18	*	Separation Agreement of David S. Chernow, dated February 19, 2010.

10.19	*	OnCure Holdings, Inc. Equity Incentive Plan, as amended.

10.20	*	Form of Incentive Stock Option Agreement under the OnCure Holdings, Inc. Equity Incentive Plan.

10.21	*	Form of Incentive Stock Option Agreement for Executive Management under the OnCure Holdings, Inc. Equity Incentive Plan.

10.22	*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the OnCure Holdings, Inc. Equity Incentive Plan.

10.23	*	Form of Non-Qualified Rollover Stock Option Agreement under the OnCure Holdings, Inc. Equity Incentive Plan.

10.24	*	Amended OnCure Holdings, Inc. 2009 Executive Incentive Plan.

Exhibit		Description
10.25	*

Credit Agreement, dated as of May 13, 2010, among Oncure Medical Corp., each of the subsidiaries of OnCure Holdings, Inc. signatory thereto, OnCure Holdings, Inc., General Electric Capital Corporation and Wells Fargo Capital Finance, Inc.

10.26	*

Guaranty and Security Agreement, dated as of May 13, 2010, among Oncure Medical Corp., each of the subsidiaries of OnCure Holdings, Inc. signatory thereto, OnCure Holdings, Inc. and General Electric Capital Corporation.

10.27	*

Intercreditor Agreement, dated as of May 13, 2010, among General Electric Capital Corporation, Wilmington Trust FSB, Oncure Medical Corp. and the subsidiaries of OnCure Holdings, Inc. signatory thereto.

10.28	*	Subordination Agreement, dated as of May 13, 2010, among OnCure Holdings, Inc., Oncure Medical Corp., Genstar Capital, LLC and General Electric Capital Corporation.

10.29	*

Investor Rights Agreement, dated as of August 18, 2006, among OnCure Holdings, Inc., Genstar Capital Partners IV, L.P., Stargen IV, L.P., Caisse de Dépôt et Placement du Québec, Ares Capital Corporation, Florida Radiation Oncology Group, and the other signatories thereto.

10.30	*	Form of OnCure Holdings, Inc. Stockholders Agreement.

10.31	*	Advisory Services Agreement, dated as of August 18, 2006, between Oncure Medical Corp. and Genstar Capital, LLC.

10.32	*	Lease Agreement, dated November 29, 2007, between Corporex Inverness, LLC and Oncure Medical Corp.

10.33	*	Office Space Lease, dated November 27, 2007, between The Irvine Company LLC and Oncure Medical Corp.

10.34	*	Office Lease, dated November 1, 2002, between 8th City Landowners and USCC Florida Acquisition Corp.

10.35	*	Office Lease, dated October 1, 1999, between 6th City Landowners and U.S. Cancer Care Acquisition Corp.

10.36	*	Addendum to 6th City Landowners and U.S. Cancer Care Office Lease dated October 1, 1999, effective October 1, 2004.

10.37	*	Lease Agreement, dated February 1, 2003, between Ninth City Land Owners and USCC Florida Acquisition Corp.

10.38	*	Amendment Number One to Lease Agreement, dated February 1, 2003, between Ninth City Land Owners and USCC Florida Acquisition Corp., effective March 1, 2004.

10.39	*	Lease Agreement, dated February 1, 2001, between CROMG, LLC (f/k/a CROMG Partners) and Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.).

10.40	*	Lease Agreement, dated February 1, 2001, between Cabrillo Radiation, LLC (f/k/a Ventura Building Partnership) and Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.).

10.41	*	Lease Agreement, dated February 1, 2001, between Santa Maria Radiation, LLC (f/k/a Santa Maria Building Partnership) and Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.).

10.42	*	Lease Agreement, dated February 1, 2001, between Santa Maria Radiation, LLC (f/k/a Santa Maria Building Partnership) and Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.).

10.43	*	Lease Agreement, dated February 1, 2001, between TROC, LLC (f/k/a TROC Building Partnership) and Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.).

10.44	*	Management Services Agreement, dated as of March 1, 2005, among USCC Florida Acquisition Corp., FROG Oncure Southside, LLC, Oncure Medical Corp. and Integrated Community Oncology Network, LLC.

10.45	*

Management Services Agreement, dated as of August 1, 2005, between JAXPET, LLC and Integrated Community Oncology Network, LLC, dba PET/CT Center of North Florida and Cyclotron Center of North East Florida.

10.46	*	Management Services Agreement, dated as of February 16, 2006, between U.S. Cancer Care, Inc. and Coastal Radiation Oncology Medical Group, Inc.

10.47	*

Management Services Agreement, dated as of September 1, 2005, between Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.) and Neuroscience Gamma Knife Center of Southern California, LLC.

Exhibit		Description
10.48	*

First Amendment to Management Services Agreement, dated as of September 1, 2005, between Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.) and Neuroscience Gamma Knife Center of Southern California, LLC., effective February 16, 2006.

10.49	*

Second Amendment to Management Services Agreement, dated as of September 1, 2005, between Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.) and Neuroscience Gamma Knife Center of Southern California, LLC., effective March 1, 2007.

10.50	*	Retention Bonus Letter Agreement of L. Duane Choate, dated February 4, 2010.

10.51	*	Employment Agreement of Timothy A. Peach, dated December 15, 2010.

21.1	*	Subsidiaries of the Registrant.

31.1	**

Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**

Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed as an exhibit to the Registrant’s registration statement on Form S-4, File No. 333-170100 filed on October 22, 2010 and incorporated herein by reference.

**                                  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2011.

ONCURE HOLDINGS, INC.

By:	/s/ L. DUANE CHOATE
L. Duane Choate
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shyam B. Paryani, M.D.	Chairman of the Board of Directors	March 15, 2011
Shyam B. Paryani, M.D.

/s/ L. Duane Choate	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2011
L. Duane Choate

/s/ TIMOTHY A. PEACH	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2011
Timothy A. Peach

/s/ Stanley M. Marks, M.D.	Director	March 15, 2011
Stanley M. Marks, M.D.

/s/ Jonathan R. Stella, M.D.	Director	March 15, 2011
Jonathan R. Stella, M.D.

/s/ James D. Nadauld	Director	March 15, 2011
James D. Nadauld

/s/ Robert J. Weltman	Director	March 15, 2011
Robert J. Weltman

Exhibit Index

Exhibit		Description
3.1	*	Amended and Restated Certificate of Incorporation of OnCure Holdings, Inc.

3.2	*	Amended and Restated Bylaws of the OnCure Holdings, Inc.

3.3	*	Certificate of Incorporation of MICA FLO II, Inc.

3.4	*	Certificate of Amendment of Certificate of Incorporation of MICA FLO II, Inc.

3.5	*	Bylaws of MICA FLO II, Inc.

3.6	*	Amended and Restated Certificate of Incorporation of Oncure Medical Corp.

Exhibit		Description
3.7	*	Bylaws of Oncure Medical Corp.

3.8	*	Certificate of Formation of Pointe West Oncology, LLC.

3.9	*	Limited Liability Company Operating Agreement of Pointe West Oncology, LLC.

3.10	*	First Amendment to the Operating Agreement of Pointe West Oncology, LLC.

3.11	*	Second Amendment to the Operating Agreement of Pointe West Oncology, LLC.

3.12	*	Amended and Restated Certificate of Incorporation of U.S. Cancer Care, Inc.

3.13	*	Bylaws of U.S. Cancer Care, Inc.

3.14	*	Amended Bylaws of U.S. Cancer Care, Inc.

3.15	*	Certificate of Incorporation of USCC Acquisition Corp.

3.16	*	Bylaws of USCC Acquisition Corp.

3.17	*	Certificate of Incorporation of USCC Florida Acquisition Corp.

3.18	*	Bylaws of USCC Florida Acquisition Corp.

3.19	*	Articles of Organization of Radiation Oncology Center, LLC.

3.20	*	Operating Agreement of Radiation Oncology Center, LLC.

3.21	*	Amended and Restated Articles of Incorporation of Mission Viejo Radiation Oncology Medical Group, Inc.

3.22	*	Amended and Restated Bylaws of Mission Viejo Radiation Oncology Medical Group, Inc.*

3.23	*	Amended and Restated Articles of Incorporation of Santa Cruz Radiation Oncology Management Corp.

3.24	*	Amended and Restated Bylaws of Santa Cruz Radiation Oncology Management Corp.

3.25	*	Articles of Incorporation of USCC Healthcare Management Corp.

3.26	*	Bylaws of USCC Healthcare Management Corp.

3.27	*	Amended and Restated Articles of Incorporation of Coastal Oncology, Inc.

3.28	*	Amended and Restated Bylaws of Coastal Oncology, Inc.

3.29	*	Restated Articles of Incorporation of Fountain Valley & Anaheim Radiation Oncology Centers, Inc.

3.30	*	Amended and Restated Bylaws of Fountain Valley & Anaheim Radiation Oncology Centers, Inc.

3.31	*	Articles of Amendment to the Articles of Incorporation of Manatee Radiation Oncology, Inc.

3.32	*	Bylaws of Manatee Radiation Oncology, Inc.

3.33	*	Amended and Restated Articles of Incorporation of Venice Oncology Center, Inc.

3.34	*	Amended and Restated Bylaws of Venice Oncology Center, Inc.

3.35	*	Amended and Restated Articles of Incorporation of Sarasota County Oncology, Inc.

3.36	*	Amended and Restated Bylaws of Sarasota County Oncology, Inc.

3.37	*	Amended and Restated Articles of Incorporation of Sarasota Radiation & Medical Oncology Center, Inc.

3.38	*	Amended and Restated Bylaws of Sarasota Radiation & Medical Oncology Center, Inc.

3.39	*	Articles of Organization of JAXPET, LLC.

3.40	*	Operating Agreement of JAXPET, LLC.

3.41	*	First Amendment to the Operating Agreement of JAXPET, LLC.

3.42	*	Second Amendment to the Operating Agreement of JAXPET, LLC.

Exhibit		Description
3.43	*	Amended and Restated Articles of Incorporation of Charlotte Community Radiation Oncology, Inc.

3.44	*	Amended and Restated Bylaws of Charlotte Community Radiation Oncology, Inc.

3.45	*	Amended and Restated Articles of Incorporation of Englewood Oncology, Inc.

3.46	*	Amended and Restated Bylaws of Englewood Oncology, Inc.

3.47	*	Articles of Incorporation of Interhealth Facility Transport, Inc.

3.48	*	Bylaws of Interhealth Facility Transport, Inc.

3.49	*	Articles of Organization of JAXPET/Positech, LLC.

3.50	*	Amended and Restated Operating Agreement of JAXPET/Positech, LLC.

4.1	*	Specimen Stock Certificate.

4.2	*	Indenture, dated as of May 13, 2010, among OnCure Holdings, Inc., the Guarantors and Wilmington Trust FSB, as Trustee.

10.1	*	Employment Agreement of L. Duane Choate, dated February 17, 2010.

10.2	*	Employment Agreement of Russell D. Phillips, Jr., dated August 18, 2006.

10.3	*	First Amendment to Employment Agreement of Russell D. Phillips, Jr., dated December 17, 2008.

10.4	*	Second Amendment to Employment Agreement of Russell D. Phillips, Jr., dated March 1, 2009.

10.5	*	Employment Agreement of William L. Pegler, dated August 18, 2006.

10.6	*	First Amendment to Employment Agreement of William L. Pegler, dated December 17, 2008.

10.7	*	Second Amendment to Employment Agreement of William L. Pegler, dated March 1, 2009.

10.8	*	Agreement Not to Compete of Shyam B. Paryani, M.D., dated 18, 2006.

10.9	*	Agreement Not to Compete of Russell D. Phillips, Jr., dated August 18, 2006.

10.10	*	Agreement Not to Compete of William L. Pegler, dated August 18, 2006.

10.11	*	Employment Agreement of Joseph Stork, dated March 1, 2008.

10.12	*	First Amendment to Employment Agreement of Joseph Stork, dated December 17, 2008.

10.13	*	Second Amendment to Employment Agreement of Joseph Stork, dated March 1, 2009.

10.14	*	Employment Agreement of David S. Chernow, dated May 17, 2007.

10.15	*	First Addendum to Employment Agreement of David S. Chernow, dated July 30, 2007.

10.16	*	Second Amendment to Employment Agreement of David S. Chernow, dated December 17, 2008.

10.17	*	Third Amendment to Employment Agreement of David S. Chernow, dated March 1, 2009.

10.18	*	Separation Agreement of David S. Chernow, dated February 19, 2010.

10.19	*	OnCure Holdings, Inc. Equity Incentive Plan, as amended.

10.20	*	Form of Incentive Stock Option Agreement under the OnCure Holdings, Inc. Equity Incentive Plan.

10.21	*	Form of Incentive Stock Option Agreement for Executive Management under the OnCure Holdings, Inc. Equity Incentive Plan.

10.22	*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the OnCure Holdings, Inc. Equity Incentive Plan.

10.23	*	Form of Non-Qualified Rollover Stock Option Agreement under the OnCure Holdings, Inc. Equity Incentive Plan.

10.24	*	Amended OnCure Holdings, Inc. 2009 Executive Incentive Plan.

Exhibit		Description
10.25	*

Credit Agreement, dated as of May 13, 2010, among Oncure Medical Corp., each of the subsidiaries of OnCure Holdings, Inc. signatory thereto, OnCure Holdings, Inc., General Electric Capital Corporation and Wells Fargo Capital Finance, Inc.

10.26	*

Guaranty and Security Agreement, dated as of May 13, 2010, among Oncure Medical Corp., each of the subsidiaries of OnCure Holdings, Inc. signatory thereto, OnCure Holdings, Inc. and General Electric Capital Corporation.

10.27	*

Intercreditor Agreement, dated as of May 13, 2010, among General Electric Capital Corporation, Wilmington Trust FSB, Oncure Medical Corp. and the subsidiaries of OnCure Holdings, Inc. signatory thereto.

10.28	*	Subordination Agreement, dated as of May 13, 2010, among OnCure Holdings, Inc., Oncure Medical Corp., Genstar Capital, LLC and General Electric Capital Corporation.

10.29	*

Investor Rights Agreement, dated as of August 18, 2006, among OnCure Holdings, Inc., Genstar Capital Partners IV, L.P., Stargen IV, L.P., Caisse de Dépôt et Placement du Québec, Ares Capital Corporation, Florida Radiation Oncology Group, and the other signatories thereto.

10.30	*	Form of OnCure Holdings, Inc. Stockholders Agreement.

10.31	*	Advisory Services Agreement, dated as of August 18, 2006, between Oncure Medical Corp. and Genstar Capital, LLC.

10.32	*	Lease Agreement, dated November 29, 2007, between Corporex Inverness, LLC and Oncure Medical Corp.

10.33	*	Office Space Lease, dated November 27, 2007, between The Irvine Company LLC and Oncure Medical Corp.

10.34	*	Office Lease, dated November 1, 2002, between 8th City Landowners and USCC Florida Acquisition Corp.

10.35	*	Office Lease, dated October 1, 1999, between 6th City Landowners and U.S. Cancer Care Acquisition Corp.

10.36	*	Addendum to 6th City Landowners and U.S. Cancer Care Office Lease dated October 1, 1999, effective October 1, 2004.

10.37	*	Lease Agreement, dated February 1, 2003, between Ninth City Land Owners and USCC Florida Acquisition Corp.

10.38	*	Amendment Number One to Lease Agreement, dated February 1, 2003, between Ninth City Land Owners and USCC Florida Acquisition Corp., effective March 1, 2004.

10.39	*	Lease Agreement, dated February 1, 2001, between CROMG, LLC (f/k/a CROMG Partners) and Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.).

10.40	*	Lease Agreement, dated February 1, 2001, between Cabrillo Radiation, LLC (f/k/a Ventura Building Partnership) and Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.).

10.41	*	Lease Agreement, dated February 1, 2001, between Santa Maria Radiation, LLC (f/k/a Santa Maria Building Partnership) and Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.).

10.42	*	Lease Agreement, dated February 1, 2001, between Santa Maria Radiation, LLC (f/k/a Santa Maria Building Partnership) and Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.).

10.43	*	Lease Agreement, dated February 1, 2001, between TROC, LLC (f/k/a TROC Building Partnership) and Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.).

10.44	*	Management Services Agreement, dated as of March 1, 2005, among USCC Florida Acquisition Corp., FROG Oncure Southside, LLC, Oncure Medical Corp. and Integrated Community Oncology Network, LLC.

10.45	*

Management Services Agreement, dated as of August 1, 2005, between JAXPET, LLC and Integrated Community Oncology Network, LLC, dba PET/CT Center of North Florida and Cyclotron Center of North East Florida.

10.46	*	Management Services Agreement, dated as of February 16, 2006, between U.S. Cancer Care, Inc. and Coastal Radiation Oncology Medical Group, Inc.

10.47	*

Management Services Agreement, dated as of September 1, 2005, between Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.) and Neuroscience Gamma Knife Center of Southern California, LLC.

Exhibit		Description
10.48	*

First Amendment to Management Services Agreement, dated as of September 1, 2005, between Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.) and Neuroscience Gamma Knife Center of Southern California, LLC., effective February 16, 2006.

10.49	*

Second Amendment to Management Services Agreement, dated as of September 1, 2005, between Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.) and Neuroscience Gamma Knife Center of Southern California, LLC., effective March 1, 2007.

10.50	*	Retention Bonus Letter Agreement of L. Duane Choate, dated February 4, 2010.

10.51	*	Employment Agreement of Timothy A. Peach, dated December 15, 2010.

21.1	*	Subsidiaries of the Registrant.

31.1	**

Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**

Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed as an exhibit to the Registrant’s registration statement on Form S-4, File No. 333-170100 filed on October 22, 2010 and incorporated herein by reference.

**                                  Filed herewith.