Form 10-Q
period 2011-03-31
ONCURE HOLDINGS INC
filed 2011-05-13
CIK 1375424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2011

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

As of May 13, 2011, 26,317,675 shares of OnCure Holdings Inc. common stock were outstanding, none of which were publicly traded.

OnCure Holdings, Inc.

Form 10-Q

Part I

MARKET AND INDUSTRY DATA

Market data and other statistical information used throughout this quarterly report on Form 10-Q are based on independent industry publications, government publications, reports by market research firms or other published independent sources. Some data is also based on our good faith estimates, which are derived from management’s review of internal data and information, as well as the independent sources listed above.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21 of the Securities Exchange Act of 1934, as amended, concerning our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as “if,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “reinstate,” “opportunity,” “goal,” “objective,” “exchange,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” herein. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this quarterly report.

Forward-looking statements include, among other things, general market conditions, competition and pricing and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this quarterly report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 1.   Financial Statements

OnCure Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash	$11,693	$7,047
Accounts receivable, less allowances of $1,519 and $1,137, respectively	19,004	17,273
Deferred income taxes	936	936
Prepaid expenses	2,543	2,555
Other current assets	2,953	2,880
Total current assets	37,129	30,691
Property and equipment, net	36,118	37,483
Goodwill	174,353	174,353
Management service agreements, net	50,203	51,923
Other assets, net	12,614	12,905
Assets of discontinued operations	70	191
Total assets	$310,487	$307,546
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,446	$2,475
Accrued expenses	7,534	6,451
Accrued interest	9,253	3,136
Current portion of note payable	152	284
Current portion of obligations under capital leases	1,518	1,610
Other current liabilities	237	353
Current liabilities of discontinued operations	68	126
Total current liabilities	20,208	14,435
Long-term debt, net of unamortized discount of $3,341 and $3,432, respectively, less current portion	206,659	206,568
Capital leases, less current portion	3,151	3,487
Other long-term liabilities	2,281	2,272
Deferred income tax liabilities	15,794	16,790
Total liabilities	248,093	243,552
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,317,675 shares issued and outstanding	26	26
Additional paid-in capital	96,418	96,323
Accumulated deficit	(34,050)	(32,355)
Total stockholders’ equity	62,394	63,994
Total liabilities and stockholders’ equity	$310,487	$307,546

See accompanying notes.

OnCure Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net revenue	$26,467	$23,884
Cost of operations:
Salaries and benefits	8,557	9,639
Depreciation and amortization	4,565	4,699
Management fees	375	375
General and administrative expenses	8,974	7,742
Total operating expenses	22,471	22,455
Income from operations	3,996	1,429
Other income (expense):
Interest expense	(6,664)	(4,014)
Loss on interest rate swap	—	(245)
Equity interest in net earnings of joint venture	78	167
Interest income and other expense, net	(101)	(223)
Total other expense	(6,687)	(4,315)
Loss from continuing operations before income taxes	(2,691)	(2,886)
Income tax benefit	996	799
Net loss	$(1,695)	$(2,087)

See accompanying notes.

OnCure Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(1,695)	$(2,087)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity interest in net earnings of joint venture	(78)	(167)
Depreciation	2,862	2,991
Amortization	1,703	1,708
Amortization of loan fees and deferred interest expense	367	643
Deferred income tax provision	(996)	(799)
Stock-based compensation	95	191
Provision for doubtful accounts	707	559
Change in fair value of interest rate swap	—	(457)
Other, net	211	278
Changes in operating assets and liabilities:
Accounts receivable	(2,438)	738
Prepaid expenses and other current assets	(61)	44
Accounts payable and accrued expenses	6,171	1,081
Other liabilities	(46)	541
Net cash provided by operating activities	6,802	5,264
Investing activities
Purchases of property and equipment	(1,654)	(4,134)
Distribution received from unconsolidated joint venture	75	207
Net cash used in investing activities	(1,579)	(3,927)
Financing activities
Principal repayments of debt	(132)	(5,392)
Principal repayments of capital leases	(428)	(415)
Payment of debt issuance costs	(17)	—
Net cash used in financing activities	(577)	(5,807)
Net increase (decrease) in cash	4,646	(4,470)
Cash, beginning of period	7,047	5,365
Cash, end of period	$11,693	$895
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$179	$4,055
Income taxes paid, net	$—	$195

See accompanying notes.

OnCure Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011

1. Basis of Presentation

OnCure Holdings, Inc. and Subsidiaries (collectively, the “Company” or “OnCure”) is a Delaware corporation formed in 2006 to acquire 100% of the issued and outstanding common stock of Oncure Medical Corp. (“the Merger”). OnCure is substantially owned by funds managed by Genstar Capital, LLC. The Company has 1,000,000 shares of authorized preferred stock of which none is issued or outstanding.

OnCure is principally engaged in providing capital equipment and business management services to radiation oncology physician groups (“Groups”) that treat patients at cancer centers (“Centers”). The Company owns the Centers’ assets and provides services to the Groups through exclusive, long-term management services agreements. OnCure provides the Groups with oncology business management expertise and new technologies including radiation oncology equipment and related treatment software. Business services that OnCure provides to the Groups include non-physician clinical and administrative staff, operations management, purchasing, managed care contract negotiation assistance, reimbursement, billing and collecting, information technology, human resource and payroll, compliance, accounting, and treasury. Under the terms of the management service agreements, the Company is reimbursed for certain operating expenses of each Center and earns a monthly management fee from each Group that is primarily based on a predetermined percentage of each Group’s earnings before interest, income taxes, depreciation, and amortization (EBITDA). The Company manages the radiation oncology business operations of six Groups in Florida, six Groups in California, one Group in Indiana for a fee that ranges from 50% to 60% of EBITDA; and one Group in California for a fee that is 74% of net revenue.

These unaudited interim consolidated financial statements do not include all of the information or notes necessary for a complete presentation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and, accordingly should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2011. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year. The Company has evaluated subsequent events through the issuance date of these unaudited interim consolidated financial statements.

The Company’s receivables, prepaids, payables and accrued liabilities are current assets and obligations on normal terms and, accordingly, the recorded values are believed by management to approximate fair value due to the short-term maturity of these instruments.

The fair value of the Company’s debt was $211.1 million and $199.5 million at March 31, 2011 and December 31, 2010, respectively.  While the Company’s long-term debt has not been listed on any securities exchange or inter-dealer automated quotation system, the Company has estimated the fair value of its long-term debt based on indicative pricing published by investment banks.  While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.  At March 31, 2011 and December 31, 2010, the carrying value of the Company’s debt was $206.7 million and $206.6 million, respectively.

2. Net Revenue

Net revenue is recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective Groups are billed by the Company, as the exclusive billing agent of the Groups, to patients, third-party payors, and others. The Company’s management fees are dependent on the EBITDA (or in one case, revenue) of each treatment center. As such, revenues generated by the Groups significantly impact the amount of management fees recognized by the Company. If differences between the Groups’ revenues and the expected reimbursement are identified based on actual final settlements, there would be an impact to the Company’s net revenue. There was no material adjustment in the Company’s net revenue for the three months ended March 31, 2011 and 2010. Amounts distributed to the Groups for their services under the terms of the management services agreements totaled $7.4 million and $6.5 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, amounts payable to the Groups for their services of $3.4 million and $3.3 million, respectively, were included in accrued expenses.

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

During the three months ended March 31, 2011 and 2010, approximately 46% and 45%, respectively, of the Groups’ revenues related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, the Company, as the Group’s billing agent, and the Groups are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

The Company has two management agreements that generated approximately 25% and 13% of revenue, respectively, for the three months ended March 31, 2011and 2010.

3. Long-Term Debt

As of March 31, 2011 and December 31, 2010, the Company’s long-term debt consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Senior secured notes	$210,000	$210,000
Note payable	152	284
	210,152	210,284
Less unamortized discount	(3,341)	(3,432)
Less current portion of note payable	(152)	(284)
	$206,659	$206,568

The principal terms of the agreements that govern the Company’s outstanding indebtedness are summarized below:

11.75% Senior Secured Notes

On May 13, 2010, the Company concluded an offering for $210.0 million of 11.75% Senior Secured Notes (“Senior Notes”) which will mature on May 15, 2017. The offering of the Senior Notes closed on May 13, 2010 with generated net proceeds to the Company of $206.3 million which was utilized to repay the outstanding balances of the Company’s Senior term loan and Subordinated debt along with $9.0 million of expenses of the offering. The Senior Notes are secured by the assets of the Company and its subsidiaries and are guaranteed by the Company’s subsidiaries. Prior to May 15, 2013, up to 35% of the Senior Notes are redeemable at the option of the Company with proceeds from an equity offering at a redemption price of 111.75%. On or after May 15, 2014, 2015 and 2016 the notes are redeemable at the option of the Company at redemption prices of 105.875%, 102.938% and 100.0%, respectively.

In connection with the offering of the Senior Notes, the Company entered into a Registration Rights Agreement between the Company and its Guarantors and the initial Purchaser, for the benefit of any holder of the Senior Notes, dated May 13, 2010. The registration rights agreement provides that the Company shall use commercially reasonable efforts to prepare and file with the SEC, no later than the 330th day after the closing date of the offering of the Senior Notes, an effective registration statement to enable the holders of the Senior Notes to exchange the unregistered Senior Notes for notes registered under the Securities Act of 1933 with substantially identical terms.

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

Revolving Credit Facility

Concurrently with the closing of the offering of the Senior Notes, the Company’s direct wholly-owned subsidiary, Oncure Medical Corp. and each of its direct and indirect subsidiaries entered into a new senior secured revolving credit facility (“Revolving Credit Facility”) with GE Capital Markets, Inc., as sole lead arranger and book manager, General Electric Capital Corporation, as administrative agent and collateral agent, and the other lenders from time to time party thereto.

The Revolving Credit Facility provides for aggregate commitments of up to $40.0 million, including a letter of credit sub-facility of $2.0 million and a swing line sub-facility of $2.0 million, and provides for the increase, at the Company’s option, of aggregate commitments by $10.0 million, subject to certain conditions. The Revolving Credit Facility bears interest at a rate of Prime plus 3.5% (6.75% at March 31, 2011) or LIBOR plus 4.5% (4.76% at March 31, 2011). The revolving line of credit is subject to an unused line fee of 0.75% to be paid quarterly. The Revolving Credit Facility is undrawn as of March 31, 2011 and expires in May 2015.

The credit agreement for the Revolving Credit Facility contains certain financial covenants that the Company and its subsidiaries must comply with if the Company draws on the Revolver. As of March 31, 2011, no events of default have occurred with respect to any of the Company’s debt agreements.

Loan Fees

As of March 31, 2011 and December 31, 2010, the remaining unamortized balance of deferred loan fees was $8.0 million and $8.3 million, respectively.

4. Capital Leases

The Company is the lessee to several lease agreements to purchase software and medical equipment. Interest rates on the leases range from 8.01% to 8.80%. The leases require monthly principal and interest payments and mature in 2011 through 2014. The leases are collateralized by the equipment leased.

	March 31, 2011	December 31, 2010
	(In Thousands)
Minimum lease payable	$5,327	$5,857
Less interest	(658)	(760)
Present value of minimum lease payments	4,669	5,097
Less current portion	(1,518)	(1,610)
	$3,151	$3,487

5. Unconsolidated Joint Venture

The Company owns a 24.5% interest in the Memorial Southside Cancer Center (“Memorial”) and records its ownership interest under the equity method of investment in an unconsolidated joint venture. The Chairman of the Board is a partner in Ninth City Landowners, LLP (Ninth City), which also owns 24.5% of the Southside joint venture.

At March 31, 2011 and December 31, 2010, the Company’s investment in the unconsolidated joint venture was approximately $3.7 million, and is recorded in other assets in the accompanying consolidated balance sheets.

The condensed financial position and results of operations of the unconsolidated joint venture are as follows (in thousands):

	Three Months ended March 31,
	2011	2010
Net revenues	$590	$1,246
Expenses	273	563
Net income	$317	$683

A summary of the changes in the equity investment in the unconsolidated joint venture is as follows (in thousands):

Balance at December 31, 2010	$3,669
Distributions from joint venture	(75)
Equity interest in net earnings of joint venture	78
Balance at March 31, 2011	$3,672

6. Related-Party Transactions

Transactions with the Chairman of the Board

The Company has a management services agreement with Integrated Community Oncology Network, LLC (“ICON”). The Chairman of the Company’s Board of Directors is a manager of and equity holder in ICON, and a beneficial owner of the Company. We earn a management fee based on a fixed percentage of the earnings, while ICON retains the remaining earnings. Under this agreement, ICON retained $0.6 million for each of the three months ended March 31, 2011 and 2010, respectively.

The Company leases its space for three radiation treatment centers in Florida from entities affiliated with the Chairman of the Board. The Company recorded rent expense related to these centers of approximately $0.2 million for each of the three months periods ended March 31, 2011 and 2010, respectively.

The Company has a management services agreement to provide management and administrative services to Cyclotron Center of Northeast Florida, LLC (“Cyclotron”) and PET/CT Center of North Florida, LLC (“PET/CT Center”) which own, operate, and supply mobile PET/CT units in the same market. The Chairman of the Board has an ownership interest in these companies. The Company recognized revenue associated with this management services agreement of approximately $0.03 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. The Company has accounts receivable due under the management services agreement of $0.1 million and $0.2 million at March 31, 2011 and December 31, 2010, respectively.

The Company also provides a payroll processing service for PET/CT Center and Cyclotron. The Company recorded receivables for reimbursement of these services of $0.8 million and $1.0 million at March 31, 2011 and December 31, 2010, respectively.

The Company owns a 24.5% interest in Memorial as does an entity in which the Chairman of the Company’s Board of Directors has an ownership interest. The Company records its ownership interest under the equity method of investment in an unconsolidated joint venture as described in Note 5.

Transactions with Other Related Parties

The Company has also agreed to pay an annual sponsor fee to Genstar Capital, LLC, the beneficial owner of common stock of the Company. The Company paid $0.4 million for each of the three months ended March 31, 2011 and 2010, which are included in general and administrative expenses in the accompanying consolidated statements of operations.

The Company has a management services agreement with Coastal Radiation Oncology Medical Group, Inc. (‘‘Coastal’’). One of the members of the Company’s Board of Directors is a shareholder of Coastal and also serves as its President. We earn a management fee based on a fixed percentage of the earnings, while Coastal retains the remaining earnings. Under this management services agreement, Coastal retained $2.0 million and $1.9 million for its medical services for the three months ended March 31, 2011 and 2010, respectively.

The Company leases its space for three radiation oncology treatment centers from entities affiliated with the President of Coastal and leases one facility used for administrative offices and physics services from an entity affiliated with the President of Coastal. The Company recorded rent expense related to these leases of approximately $0.2 million for each of the three months ended March 31, 2011 and 2010, respectively.

7. Subsequent Events

In January 2006, the Company formed the Vidalia Regional Cancer Center, LLC as a joint venture with Meadows Regional Medical Center, Inc. (“Meadows”), to develop and operate a new cancer treatment center in Vidalia, Georgia. Both the Company and Meadows committed to fund the initial capital requirements upon issuance of a certificate of need, or CON, by the Georgia Department of Community. The CON was issued to Meadows in 2010 and will be contributed to the joint venture as Meadows’ initial capital contribution. During 2011, Vidalia Regional Cancer Center, LLC was renamed Meadows Regional Cancer Center, LLC and the operating agreement was changed to include a 40% equity interest for the Company and Meadows and a 20% equity interest for Florida Radiation Oncology Group, LLC, a related party. On May 3, 2011, the Operating Agreement was executed by the parties named above. The Company has committed to fund $1.0 million of initial capital for the LLC which includes operating lease guarantees, purchases of furniture and fixtures and initial funding of operating working capital. Development activities will begin during the second quarter of 2011 and are expected to conclude during the second quarter 2012 with the commencement of patient treatment.

On May 3, 2011, the Company was notified by Northeast Florida Cancer Services, LLC (“NFCS”) an affiliate of Hospital Corporation of America, of its intent to divest of its 51% ownership in Memorial. The Company and Ninth City Landowners, LLP (“Ninth City”), in which the Company’s Chairman of the Board is a partner, each own a 24.5% interest in Memorial. The Company and Ninth City will jointly acquire NFCS’s 51% ownership. Subsequent to the transaction, the Company and Ninth City will each own 50% of Memorial. See Note 5.  The assets of the cyber knife business will be distributed to NFCS in addition to cash representing the difference in the value of the cyber knife assets distributed and the value of the 51% NFCS ownership interest in Memorial.  The transaction is expected to close during the third quarter of 2011.

8. Guarantors of Debt

OnCure Holdings, Inc. is the borrower under the Senior Secured Notes, which includes full, unconditional and joint and several guarantees by the Company’s wholly-owned subsidiaries. All of the operating income and cash flow of OnCure Holdings, Inc. is generated by its subsidiaries. As a result, funds necessary to meet the debt service obligations under the Senior Notes are provided by the distributions or advances from the subsidiary companies. Entries necessary to consolidate all of the subsidiary companies are reflected in the Eliminations/Adjustments column. The condensed consolidating financial statements for OnCure Holdings, Inc., the guarantors and the non-guarantors are as follows:

Consolidating Balance Sheets

For the Three Months Ended March 31, 2011

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash	$—	$11,693	$—	$—	$11,693
Accounts receivable, less allowances of $1,519	—	19,004	—	—	19,004
Deferred income taxes	—	936	—	—	936
Other current assets and prepaid expenses	—	5,496	—	—	5,496
Total current assets	—	37,127	—	—	37,129
Property and equipment, net	—	36,118	—	—	36,118
Goodwill	—	174,353	—	—	174,353
Intangibles and other assets	—	62,817	—	—	62,817
Intercompany receivable	194,236	(194,361)	125	—	—
Investment in subsidiaries	75,559	127	—	(75,686)	—
Assets of discontinued operations	—	—	70	—	70
Total assets	$269,795	$116,183	$195	$(75,686)	$310,487
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,253	$8,980	$—	$—	$18,233
Current portion of long-term debt and capital leases	—	1,670	—	—	1,670
Other current liabilities	—	237	—	—	237
Current liabilities of discontinued operations	—	—	68	—	68
Total current liabilities	9,253	10,887	68	—	20,208
Long-term debt, net of unamortized discount of $3,341, less current portion	206,659	—	—	—	206,659
Capital leases, less current portion	—	3,151	—	—	3,151
Other long-term liabilities	—	2,281	—	—	2,281
Deferred income tax liabilities	(8,511)	24,305	—	—	15,794
Total liabilities	207,401	40,624	68	—	248,093
Stockholders’ equity (deficit)	62,394	75,559	127	(75,686)	62,394
Total liabilities and stockholders’ equity (deficit)	$269,795	$116,183	$195	$(75,686)	$310,487

Consolidating Balance Sheets

For the Year Ended December 31, 2010

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash	$—	$7,047	$—	$—	$7,047
Accounts receivable, less allowances of $1,137	—	17,273	—	—	17,273
Deferred income taxes	—	936	—	—	936
Other current assets and prepaid expenses	—	5,435	—	—	5,435
Total current assets	—	30,691	—	—	30,691
Property and equipment, net	—	37,483	—	—	37,483
Goodwill	—	174,353	—	—	174,353
Intangibles and other assets	—	64,828	—	—	64,828
Intercompany receivable	194,145	(194,207)	62	—	—
Investment in subsidiaries	73,293	127	—	(73,420)	—
Assets of discontinued operations	—	—	191	—	191
Total assets	$267,438	$113,275	$253	$(73,420)	$307,546
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,136	$8,926	$—	$—	$12,062
Current portion of long-term debt and capital leases	—	1,894	—	—	1,894
Other current liabilities	—	353	—	—	353
Current liabilities of discontinued operations	—	—	126	—	126
Total current liabilities	3,136	11,173	126	—	14,435
Long-term debt, net of unamortized discount of $3,432, less current portion	206,568	—	—	—	206,568
Capital leases, less current portion	—	3,487	—	—	3,487
Other long-term liabilities	—	2,272	—	—	2,272
Deferred income tax liabilities	(6,260)	23,050	—	—	16,790
Total liabilities	203,444	39,982	126	—	243,552
Stockholders’ equity (deficit)	63,994	73,293	127	(73,420)	63,994
Total liabilities and stockholders’ equity (deficit)	$267,438	$113,275	$253	$(73,420)	$307,546

Consolidating Statement of Operations

For the Three Months Ended March 31, 2011

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$26,467	$—	$—	$26,467
Total operating expenses	—	22,471	—	—	22,471
Income from operations	—	3,996	—	—	3,996
Total other expense, net	(6,117)	(570)	—	—	(6,687)
(Loss) income from continuing operations before income taxes	(6,117)	3,426	—	—	(2,691)
Income tax benefit (expense)	2,251	(1,255)	—	—	996
(Loss) income from continuing operations before equity in earnings of unconsolidated subsidiaries	(3,866)	2,171	—	—	(1,695)
Equity in earnings (losses) of unconsolidated subsidiaries	2,171	—	—	(2,171)	—
Net (loss) income	$(1,695)	$2,171	$—	$(2,171)	$(1,695)

Consolidating Statement of Operations

For the Three Months Ended March 31, 2010

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$23,884	$—	$—	$23,884
Total operating expenses	—	22,455	—	—	22,455
Income from operations	—	1,429	—	—	1,429
Total other expense, net	—	(4,315)	—	—	(4,315)
Loss from continuing operations before income taxes	—	(2,886)	—	—	(2,886)
Income tax benefit	—	799	—	—	799
Loss from continuing operations before equity in earnings of unconsolidated subsidiaries	—	(2,087)	—	—	(2,087)
Equity in (losses) earnings of unconsolidated subsidiaries	(2,087)	—	—	2,087	—
Net (loss) income	$(2,087)	$(2,087)	$—	$2,087	$(2,087)

Consolidating Statements of Cash Flow

For the Three Months Ended March 31, 2011

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Operating activities
Net (loss) income	$(1,695)	$2,171	$—	$(2,171)	$(1,695)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity interest in net earnings of joint venture	—	(78)	—	—	(78)
Depreciation and amortization	—	4,565	—	—	4,565
Deferred income tax provision	(2,251)	1,255	—	—	(996)
Other, net	—	1,380	—	—	1,380
Changes in operating assets and liabilities	3,946	(2,491)	—	2,171	3,626
Net cash provided by operating activities	—	6,802	—	—	6,802
Investing activities
Purchases of property and equipment	—	(1,654)	—	—	(1,654)
Distribution received from unconsolidated joint venture	—	75	—	—	75
Net cash used in investing activities	—	(1,579)	—	—	(1,579)
Financing activities
Principal repayments of debt	—	(132)	—	—	(132)
Principal repayments of capital leases	—	(428)	—	—	(428)
Payment of debt issuance costs	—	(17)	—	—	(17)
Net cash used in financing activities	—	(577)	—	—	(577)
Net increase in cash	—	4,646	—	—	4,646
Cash, beginning of period	—	7,047	—	—	7,047
Cash, end of period	$—	$11,693	$—	$—	$11,693

Consolidating Statements of Cash Flow

For the Three Months Ended March 31, 2010

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Operating activities
Net (loss) income	$(2,087)	$(2,087)	$—	$2,087	$(2,087)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity interest in net earnings of joint venture	—	(167)	—	—	(167)
Depreciation and amortization	—	4,699	—	—	4,699
Deferred income tax provision	—	(799)	—	—	(799)
Other, net	—	1,214	—	—	1,214
Changes in operating assets and liabilities	2,087	2,404	—	(2,087)	2,404
Net cash provided by operating activities	—	5,264	—	—	5,264
Investing activities
Purchases of property and equipment	—	(4,134)	—	—	(4,134)
Distribution received from unconsolidated joint venture	—	207	—	—	207
Net cash used in investing activities	—	(3,927)	—	—	(3,927)
Financing activities
Principal repayments of debt	—	(5,392)	—	—	(5,392)
Principal repayments of capital leases	—	(415)	—	—	(415)
Net cash used in financing activities	—	(5,807)	—	—	(5,807)
Net decrease in cash	—	(4,470)	—	—	(4,470)
Cash, beginning of period	—	5,365	—	—	5,365
Cash, end of period	$—	$895	$—	$—	$895

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We may either develop a treatment center at a “de novo” site or lease a previously existing treatment center and purchase the existing assets within such center. To date, only one of our current 37 treatment centers was developed as a de novo site, and we continue to evaluate opportunities to open additional de novo sites. We seek to purchase treatment centers or develop de novo treatment centers in locations in areas where there is high utilization of radiation oncology services and where we believe that we can maximize our profits by contracting with radiation oncology groups that can significantly benefit from our management services.

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

For the three months ended March 31, 2011, our net revenue, operating income and Adjusted EBITDA were $26.5 million, $4.0 million and $9.6 million, respectively, compared to $23.9 million, $1.4 million and $7.9 million, respectively, for the same period in 2010. The year-over-year increase in net revenue, operating income and Adjusted EBITDA was principally due to increased IMRT and IGRT utilization, an increase in CMS reimbursement rates and one additional treatment day in the quarter ended March 31, 2011.

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

The majority of individuals who undergo radiation therapy for cancer are treated with external beam radiation therapy. External beam radiation therapy involves exposing the patient to an external source of radiation through the use of special equipment that directs radiation at the cancer. Equipment utilized for external beam radiation therapy varies as some are better for treating cancers near the surface of the skin and others are better for treating cancers deeper in the body. A linac, the common piece of equipment used for external beam radiation therapy, can create both high-energy and low-energy radiation. High-energy radiation is used to treat many types of cancer while low-energy radiation is used to treat some forms of skin cancer. A course of external beam radiation therapy typically ranges from four to nine weeks. Treatments generally are given to a patient once each day with each session lasting approximately 15 to 20 minutes.

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

•                  Image Guided Radiation Therapy or IGRT:  This treatment combines precise three dimensional imaging from computerized tomography scanning or precise x-ray with highly targeted radiation beams via IMRT. This technology allows clinicians to locate a tumor target prior to a radiation oncology treatment, dramatically reducing the need for large target margins, which have traditionally been used to compensate for errors in localization. As a result, the amount of healthy tissue exposed to radiation can be reduced, minimizing the incidence of side effects. The clinical application for expanded treatment sites using IGRT includes the pancreas, lung and liver. These services are provided by 22 of our centers.

In addition to the above mentioned therapies, we also offer other advanced services at various of our centers, including:

•                  Positron Emission Tomography or PET—Computed Tomography or CT:  Involves the injection of radioactive isotopes into a patient to obtain images of metabolic physiologic processes. The application of PET in the detection of cancer has become significant in the last two years, as it is the first diagnostic procedure that can detect and monitor a patient’s metabolic malignancies. PET/CT provides information that is not available with other medical imaging and combines the metabolic cancer cells detection of PET with an anatomical picture of the tumor on a CT. These services are provided by seven of our centers.

•                  High Dose Rate Brachytherapy:  This treatment involves the use of radioactive isotopes placed directly in contact with cancer tissues, which are then removed when a lethal dose of radiation has been delivered to the cancer. These services are provided by 16 of our centers.

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

Net Revenue and Expenses

Net Revenue.  We generate net revenue pursuant to long-term MSAs with affiliated physician groups. Pursuant to these MSAs, we provide our affiliated physician groups use of our facilities, certain clinical services of our treatment center staff and administer the non-medical business functions of our treatment centers, such as technical staff recruiting, marketing, managed care contracting, receivables management, compliance, purchasing, information systems, accounting, human resource management and physician succession planning. In return, our management services revenues include compensation by the affiliated physician groups for expenses incurred in operating our treatment centers plus a fee based on the earnings of our affiliated physician groups, with the exception of one MSA in California, under which we earn our management fee based on a fixed percentage of the affiliated physician group’s net revenue. Net revenue for the three months ended March 31, 2011 was $26.5 million.

The revenue of our affiliated physician groups is generated from reimbursement by third-party payors and government programs. As such, our revenue is generated from our MSAs, but is impacted by the operations of the treatment centers especially as they relate to revenues generated by the affiliated physician groups.

Operating Expenses.  Our operating expenses consist principally of (i) the salaries and benefits we pay to our employees, including our management, billing and collections staff, administrative staff, marketing group and the professionals and employees working at our treatment centers other than the radiation oncologists; (ii) general and administrative expenses, including maintenance, rent, bad debt expense, utilities, insurance and other expenses for our corporate and administrative offices and treatment centers; and (iii) depreciation and amortization. The operating costs of the treatment centers are our responsibility. Operating expenses for the three months ended March 31, 2011 were $22.5 million.

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

In January 2006, we formed the Vidalia Regional Cancer Center, LLC as a joint venture with Meadows Regional Medical Center, Inc., or Meadows, to develop and operate a new cancer treatment center in Vidalia, Georgia. Both the Company and Meadows committed to fund the initial capital requirements upon issuance of a certificate of need, or CON, by the Georgia Department of Community. The CON was issued to Meadows in 2010 and will be contributed to the joint venture as Meadows’ initial capital contribution. During 2011, Vidalia Regional Cancer Center, LLC was renamed Meadows Regional Cancer Center, LLC and the operating agreement was changed to include a 40% equity interest for the Company and Meadows and a 20% equity interest for Florida Radiation Oncology Group, LLC, a related party. On May 3, 2011, the Operating Agreement was executed by the parties named above. We have committed to fund $1.0 million of initial capital for the LLC which includes operating lease guarantees, purchases of furniture and fixtures and initial funding of operating working capital. Development activities will begin during the second quarter of 2011 and are expected to conclude during the second quarter 2012 with the commencement of patient treatment.

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

Sources of our Affiliated Physician Groups’ Net Revenue By Payor

Our affiliated physician groups’ net revenue is summarized by payor source in the following table:

	Three Months Ended March 31,
	2011	2010
Third-party payors	53%	54%
Medicare	40%	40%
Medicaid	6%	5%
Self-pay	1%	1%

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

Results of Operations

The following summary results of operations data are qualified in their entirety by reference to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes thereto.

The following table presents summaries of results of operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Statement of Operations Data:
Net revenue	$26,467	$23,884
Cost of operations:
Salaries and benefits	8,557	9,639
Depreciation and amortization	4,565	4,699
General and administrative expenses	9,349	8,117
Total operating expenses	22,471	22,455
Income from operations	3,996	1,429
Other income (expense):
Interest expense	(6,664)	(4,014)
Loss on interest rate swap	—	(245)
Equity interest in net earnings of joint venture	78	167
Interest income and other expense, net	(101)	(223)
Total other expense	(6,687)	(4,315)
Loss before income taxes	(2,691)	(2,886)
Income tax benefit	996	799
Net loss	$(1,695)	$(2,087)

Comparison of the Three Months Ended March 31, 2011 and 2010

Net revenue.  Net revenue for the three months ended March 31, 2011 was $26.5 million compared to $23.9 million for the same period in 2010, an increase of $2.6 million or 10.9%. The year-over-year increase in net revenue was principally due to (1) an 18% increase in IMRT treatments and a 41% increase in IGRT treatments in 2011, both of which are compensated at a higher rate than CBT, (2) an increase in CMS reimbursement rates and (3) one additional treatment day in the quarter ended March 31, 2011.

Salaries and benefits.  Salaries and benefits for the three months ended March 31, 2011 decreased 10.4% to $8.6 million from $9.6 million for the same period in 2010, primarily due to a reduction of $0.8 million of non-recurring severance costs related to the departure of our former CEO in 2010 and $0.1million in decreased stock-based compensation expense.

Depreciation and amortization.  Depreciation and amortization expense for the three months ended March 31, 2011 decreased slightly to $4.6 million compared to $4.7 million for the same period of 2010.

General and administrative expenses.  General and administrative expenses for the three months ended March 31, 2011 increased $1.2 million to $9.3 million, or 14.8%, from $8.1 million for the three months ended March 31, 2010. The increase was principally due to an increase of $0.3 million in lease expense due to three new machines, an increase of $0.2 million in repairs and maintenance at the treatment centers and an increase in other general and administrative expenses of $0.4 million primarily from increased bad debt expense, center facility rent increases, costs related to public filings and costs associated with re-organizing physician groups in Florida into a consolidated billing entity.

Interest expense.  Interest expense increased $2.7 million to $6.7 million or 67.5% for the three months ended March 31, 2011 compared to $4.0 million for the same period in 2010. The increase in interest expense was principally due to the refinancing of debt in 2010 and the issuance of $210.0 million of Senior Secured Notes which bear interest at higher rates than the retired debt.

Income tax benefit.  Income tax benefit increased nominally for the three months ended March 31, 2011 compared to the same period in 2010.

Liquidity and Capital Resources

On May 13, 2010, we concluded the offering for $210.0 million of 11.75% Senior Secured Notes, or Senior Notes. Proceeds from the sale of the Senior Notes were used primarily to repay our then existing senior credit facility and subordinated debt. Concurrently with the closing of the offering, our direct wholly-owned subsidiary, Oncure Medical Corp., and each of its direct and indirect subsidiaries entered into a new Revolving

Credit Facility with GE Capital Markets, Inc., as sole lead arranger and book manager, General Electric Capital Corporation, as administrative agent and collateral agent, and the other lenders from time to time party thereto.

The Revolving Credit Facility provides for aggregate commitments of up to $40.0 million, including a letter of credit sub-facility of $2.0 million and a swing line sub-facility of $2.0 million, and provides for the increase, at our option, of aggregate commitments by $10.0 million, subject to certain conditions. The Revolving Credit Facility is undrawn as of March 31, 2011 and expires in May 2015.

Our primary ongoing liquidity requirements are for working capital, debt service, capital expenditures and acquisitions. We finance these liquidity requirements through a combination of cash on hand, cash flows from operating activities and the incurrence of additional indebtedness, including borrowings under our Revolving Credit Facility.

On May 3, 2011, we were notified by Northeast Florida Cancer Services, or NFCS, an affiliate of Hospital Corporation of America, of its intent to divest of its 51% ownership in the Memorial Southside Cancer Center, or Memorial. We will jointly acquire, with Ninth City Landowners, LLP, or Ninth City, NFCS’ 51% ownership. Following the transaction both Ninth City and we will each own 50% of Memorial. The assets of the cyber knife business will be distributed to NFCS in addition to cash consideration to be agreed by the parties representing the difference in the value of the cyber knife assets distributed and the value of the 51% NFCS ownership interest in Memorial.  The transaction is expected to close during the third quarter of 2011.

As of March 31, 2011, we had total cash and cash equivalents of $11.7 million, $206.7 million of outstanding long-term indebtedness, net of discount, and availability under our revolving credit facility of up to $40.0 million, which may be increased pursuant to the terms of the indenture governing the notes and the agreement governing our Revolving Credit Facility.

Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under our Revolving Credit Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our Revolving Credit Facility. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our Revolving Credit Facility in an amount sufficient to enable us to pay our debt service, repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities. No assurances can be given that we will be able to complete additional debt or equity financings on terms favorable to us or at all.

Cash Flows Provided By Operating Activities

Net cash provided by operating activities increased $1.5 million to $6.8 million in the three months ended March 31, 2011 compared to $5.3 million in the same period in 2010. The increase was primarily a result of an increase in cash provided by accrued expenses of $5.1 million primarily due to accrued interest offset by an increase in cash used in accounts receivable of $3.2 million.

Cash Flows Used In Investing Activities

Net cash used in investing activities decreased by $2.3 million to $1.6 million for the three months ended March 31, 2011 from $3.9 million for the three months ended March 31, 2010. The decrease was primarily due to a decrease in capital expenditures of $2.5 million.

As of March 31, 2011, $0.7 million of fixed asset expenditures relate to the construction of a de novo cancer center in California.  The cancer center is being developed in connection with an existing physician group with which we have an existing MSA.  We expect that certain physicians of the physician group will invest as minority joint venture partners in the cancer center.  We expect to consolidate the assets, liabilities and results of operations of the joint venture for financial reporting.

Historically, our capital expenditures have been primarily for equipment and information technology software systems and equipment. Capital expenditures for 2011, exclusive of any purchase of radiation oncology treatment centers, are expected to be approximately $7.0 million primarily related to equipment purchases and maintenance capital. To the extent that we acquire or internally develop additional radiation oncology treatment centers, we may need to increase our expected capital expenditures.

Cash Used In Financing Activities

Net cash used in financing activities decreased by $5.2 million to $0.6 million for the three months ended March 31, 2011 from $5.8 million for the three months ended March 31, 2010. The decrease was due to $5.3 million in senior debt principal payments in 2010. The debt offering and repayment of outstanding debt in May 2010 resulted in minimal debt repayment requirements for the three months ended March 31, 2011 compared to the same period in the prior year.

On May 13, 2010, we concluded an offering for $210.0 million of Senior Notes which will mature on May 15, 2017. The offering of the Senior Notes closed on May 13, 2010 with generated net proceeds to us of

$206.3 million which were utilized to repay the outstanding balances of our Senior term loan and Subordinated debt along with $9.0 million of expenses of the offering. The Senior Notes are secured by the assets of the Company and our subsidiaries and are guaranteed by our subsidiaries. Prior to May 15, 2013, up to 35% of the Senior Notes are redeemable at the option of the Company with proceeds from an equity offering at a redemption price of 111.75%.

Concurrently with the closing of the offering of the Senior Notes, our direct wholly-owned subsidiary, Oncure Medical Corp. and each of its direct and indirect subsidiaries entered into a new senior secured revolving credit facility, or Revolving Credit Facility, with GE Capital Markets, Inc., as sole lead arranger and book manager, General Electric Capital Corporation, as administrative agent and collateral agent, and the other lenders from time to time party thereto. The new Revolving Credit Facility provided for aggregate commitments of up to $40.0 million, including a letter of credit sub-facility of $2.0 million and a swing line sub-facility of $2.0 million, and will provide for the increase, at our option, of aggregate commitments by $10.0 million, subject to certain conditions. The Revolving Credit Facility bears interest at a rate of Prime plus 3.5% (6.75% at March 31, 2011) or LIBOR plus 4.5% (4.76% at March 31, 2011). The revolving line of credit is subject to an unused line fee of 0.75% to be paid quarterly.

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

The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net loss	$(1,695)	$(2,087)
Depreciation and amortization	4,565	4,699
Interest expense	6,664	4,014
Interest and other income, net	101	223
Income tax benefit	(996)	(799)
EBITDA	8,639	6,050
Plus:
Stock-based compensation expense	95	191
Loss on interest rate swap (a)	—	245
Acquisition related expenses (b)	10	24
Management fees (c)	375	375
Severance costs (d)	—	754
Center closure costs (e)	100	157
Other expenses (f)	335	54
Adjusted EBITDA	$9,554	$7,850

(a)                                  Loss on interest rate swap that did not qualify for hedge accounting.

(b)                                 Includes expenses related to one-time acquisition-related expenses.

(c)                                  Represents management fees paid to Genstar.

(d)                                 Represents severance costs related to the departure of our former CEO in 2010.

(e)                                  Includes the disposal of assets at a previously closed center and costs related to a services rate reconciliation in 2011 and temporary vault costs during permanent vault construction at one center location in 2010.

(f)                                    Includes deferred rent amortization of $0.1 million and $0.1 million in 2011 and 2010, respectively; $0.1 million of costs related to re-organizing physician groups in Florida into a consolidated billing entity in 2011; and $0.1 million of professional fees associated with public filings in 2011.

Contractual Obligations

There have been no material changes to the contractual obligations disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

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

On May 13, 2010, we entered into a Credit Agreement for a revolving credit facility which provides for borrowings of up to $40.0 million in total, subject to certain restrictions.  Principal amounts outstanding under the Credit Agreement will bear interest at a rate of Prime plus 3.5% or LIBOR plus 4.5%.  As of March 31, 2011, there were no amounts outstanding under the facility, accordingly, there is no impact from interest rate risk related to our Credit Agreement for the revolving credit.

Our notes bear fixed interest rates, and therefore, would not be subject to interest rate risk.

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission, SEC, reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes to our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.          Legal Proceedings

We are from time to time party to legal proceedings which arise in the normal course of business. We are not currently involved in any material litigation, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. There have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          (Removed and Reserved)

Item 5.          Other Information

None.

Item 6.          Exhibits

Reference is made to the Index to Exhibits included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2011.

ONCURE HOLDINGS, INC.

By:	/s/ TIMOTHY A. PEACH
Timothy A. Peach
Chief Financial Officer

Exhibit Index

Exhibit		Description
3.1	*	Amended and Restated Certificate of Incorporation of OnCure Holdings, Inc.

3.2	*	Amended and Restated Bylaws of the OnCure Holdings, Inc.

31.1

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

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed as an exhibit to the Registrant’s registration statement on Form S-4, File No. 333-170100 filed on October 22, 2010 and incorporated herein by reference.