Form 10-Q
period 2011-06-30
ONCURE HOLDINGS INC
filed 2011-08-11
CIK 1375424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 11, 2011, 26,317,675 shares of OnCure Holdings Inc. common stock were outstanding, none of which were publicly traded.

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

Item 1.   Financial Statements

OnCure Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash	$6,162	$7,047
Accounts receivable, less allowances of $1,607 and $1,137, respectively	18,629	17,273
Deferred income taxes	936	936
Prepaid expenses	2,475	2,555
Other current assets	2,653	2,880
Total current assets	30,855	30,691
Property and equipment, net	34,096	37,483
Goodwill	174,353	174,353
Management service agreements, net	48,487	51,923
Other assets, net	12,239	12,905
Assets of discontinued operations	70	191
Total assets	$300,100	$307,546
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,752	$2,475
Accrued expenses	7,045	6,451
Accrued interest	3,084	3,136
Current portion of note payable	48	284
Current portion of obligations under capital leases	1,411	1,610
Other current liabilities	221	353
Current liabilities of discontinued operations	64	126
Total current liabilities	13,625	14,435
Long-term debt, net of unamortized discount of $3,247 and $3,432, respectively, less current portion	206,753	206,568
Capital leases, less current portion	2,808	3,487
Other long-term liabilities	2,295	2,272
Deferred income tax liabilities	14,436	16,790
Total liabilities	239,917	243,552
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,317,675 shares issued and outstanding	26	26
Additional paid-in capital	96,513	96,323
Accumulated deficit	(36,356)	(32,355)
Total stockholders’ equity	60,183	63,994
Total liabilities and stockholders’ equity	$300,100	$307,546

See accompanying notes.

OnCure Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue	$26,062	$24,860	$52,529	$48,744
Cost of operations:
Salaries and benefits	8,308	8,442	16,865	18,081
Depreciation and amortization	4,521	4,563	9,086	9,262
Management fees	375	375	750	750
General and administrative expenses	9,564	10,332	18,538	18,074
Total operating expenses	22,768	23,712	45,239	46,167
Income from operations	3,294	1,148	7,290	2,577
Other income (expense):
Interest expense	(6,715)	(5,452)	(13,379)	(9,466)
Debt extinguishment costs	—	(2,932)	—	(2,932)
Loss on interest rate swap	—	(22)	—	(267)
Equity interest in net earnings of joint venture	85	130	162	297
Interest income and other expense, net	(328)	(21)	(428)	(244)
Total other expense	(6,958)	(8,297)	(13,645)	(12,612)
Loss from continuing operations before income taxes	(3,664)	(7,149)	(6,355)	(10,035)
Income tax benefit	1,358	2,968	2,354	3,767
Net loss	$(2,306)	$(4,181)	$(4,001)	$(6,268)

See accompanying notes.

OnCure Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(4,001)	$(6,268)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity interest in net earnings of joint venture	(162)	(297)
Depreciation	5,686	5,866
Amortization	3,400	3,396
Amortization of loan fees and deferred interest expense	741	810
Debt extinguishment costs	—	2,932
Deferred income tax provision	(2,354)	(3,767)
Stock-based compensation	190	382
Provision for doubtful accounts	1,345	1,163
Change in fair value of interest rate swap	—	(436)
Other, net	636	388
Changes in operating assets and liabilities:
Accounts receivable	(2,701)	973
Prepaid expenses and other current assets	307	(1,933)
Accounts payable and accrued expenses	(180)	4,363
Other liabilities	(35)	(1,891)
Net cash provided by operating activities	2,872	5,681
Investing activities
Purchases of property and equipment	(2,822)	(2,333)
Distribution received from unconsolidated joint venture	196	358
Net cash used in investing activities	(2,626)	(1,975)
Financing activities
Proceeds from issuance of debt	—	206,348
Principal repayments of debt	(236)	(196,612)
Principal repayments of capital leases	(878)	(858)
Payment of debt issuance costs	(17)	(8,922)
Net cash used in financing activities	(1,131)	(44)
Net (decrease) increase in cash	(885)	3,662
Cash, beginning of period	7,047	5,365
Cash, end of period	$6,162	$9,027
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$12,690	$5,869
Income taxes paid, net	$—	$246

See accompanying notes.

OnCure Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2011

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

The fair value of the Company’s debt was $216.3 million and $199.5 million at June 30, 2011 and December 31, 2010, respectively.  While the Company’s long-term debt has not been listed on any securities exchange or inter-dealer automated quotation system, the Company has estimated the fair value of its long-term debt based on indicative pricing published by investment banks.  While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.  At June 30, 2011 and December 31, 2010, the carrying value of the Company’s debt was $206.8 million and $206.6 million, respectively.

Recent Accounting Pronouncements

In July, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-07, Health Care Entities (Topic 954), Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (a consensus of the FASB Emerging Issues Task Force).  This ASU contains amendments that require health care entities to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue, net of contractual allowances and discounts.  The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011.  The Company expects to implement the standard beginning with the first quarter of 2012, with retrospective application required.  The Company does not expect that the adoption of this ASU will have any impact on net income or loss.

2. Net Revenue

Net revenue is recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective Groups are billed by the Company, as the exclusive billing agent of the Groups, to patients, third-party payors, and others. The Company’s management fees are dependent on the EBITDA (or in one case, revenue) of each treatment center. As such, revenues generated by the Groups significantly impact the amount of management fees recognized by the Company. If differences between the Groups’ revenues and the expected reimbursement are identified based on actual final settlements, there would be an impact to the Company’s net revenue. There was no material adjustment in the Company’s net revenue for the three and six months ended June 30, 2011 and 2010. Amounts distributed to the Groups for their services under the terms of the management services agreements totaled $6.9 million and $6.5 million for the three months ended June 30, 2011 and 2010, respectively, and $14.3 million and $13.1 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, amounts payable to the Groups for their services of $2.9 million and $2.6 million, respectively, were included in accrued expenses.

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

During the three months ended June 30, 2011 and 2010, approximately 42% and 44%, respectively, of the Groups’ revenues related to services rendered under the Medicare and Medicaid programs. For the six months ended June 30, 2011 and 2010, approximately 44% and 44%, respectively, of the Groups’ revenues related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, the Company, as the Group’s billing agent, and the Groups are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

The Company has two management agreements that generated approximately 24% and 12% of revenue, respectively, for the three months ended June 30, 2011 and 25% and 13% of revenue, respectively, for the three months ended June 30, 2010. These same two management agreements generated approximately 25% and 13% of revenue, respectively, for the six months ended June 30, 2011 and 26% and 13% of revenue, respectively, for the six months ended June 30, 2010.

3. Long-Term Debt

As of June 30, 2011 and December 31, 2010, the Company’s long-term debt consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Senior secured notes	$210,000	$210,000
Note payable	48	284
	210,048	210,284
Less unamortized discount	(3,247)	(3,432)
Less current portion of note payable	(48)	(284)
	$206,753	$206,568

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

The Revolving Credit Facility provides for aggregate commitments of up to $40.0 million, including a letter of credit sub-facility of $2.0 million and a swing line sub-facility of $2.0 million, and provides for the increase, at the Company’s option, of aggregate commitments by $10.0 million, subject to certain conditions. The Revolving Credit Facility bears interest at a rate of Prime plus 3.5% (6.75% at June 30, 2011) or LIBOR plus 4.5% (4.69% at June 30, 2011). The revolving line of credit is subject to an unused line fee of 0.75% to be paid quarterly. The Revolving Credit Facility is undrawn as of June 30, 2011 and expires in May 2015.

The credit agreement for the Revolving Credit Facility contains certain financial covenants that the Company and its subsidiaries must comply with if the Company draws on the Revolver. As of June 30, 2011, no events of default have occurred with respect to any of the Company’s debt agreements.

Loan Fees

As of June 30, 2011 and December 31, 2010, the remaining unamortized balance of deferred loan fees was $7.7 million and $8.3 million, respectively.

4. Capital Leases

The Company is the lessee to several lease agreements to purchase software and medical equipment. Interest rates on the leases range from 8.01% to 8.80%. The leases require monthly principal and interest payments and mature in 2011 through 2014. The leases are collateralized by the equipment leased.

	June 30, 2011	December 31, 2010
	(In Thousands)
Minimum lease payable	$4,783	$5,857
Less interest	(564)	(760)
Present value of minimum lease payments	4,219	5,097
Less current portion	(1,411)	(1,610)
	$2,808	$3,487

5. Unconsolidated Joint Venture

The Company owns a 24.5% interest in the Memorial Southside Cancer Center (“Memorial”) and records its ownership interest under the equity method of investment in an unconsolidated joint venture. The Chairman of the Board is a partner in Ninth City Landowners, LLP (Ninth City), which also owns 24.5% of the Southside joint venture.  (See subsequent event note regarding Chairman of the Board).

At June 30, 2011 and December 31, 2010, the Company’s investment in the unconsolidated joint venture was approximately $3.6 million and $3.7 million, respectively, and is recorded in other assets in the accompanying consolidated balance sheets.

The condensed financial position and results of operations of the unconsolidated joint venture are as follows (in thousands):

	Three Months ended June 30,
	2011	2010
Net revenues	$790	$962
Expenses	444	431
Net income	$346	$531

	Six Months ended June 30,
	2011	2010
Net revenues	$1,380	$2,208
Expenses	717	994
Net income	$663	$1,214

A summary of the changes in the equity investment in the unconsolidated joint venture is as follows (in thousands):

Balance at December 31, 2010	$3,669
Distributions from joint venture	(196)
Equity interest in net earnings of joint venture	162
Balance at June 30, 2011	$3,635

On May 3, 2011, the Company was notified by Northeast Florida Cancer Services, LLC (“NFCS”) an affiliate of Hospital Corporation of America, of its intent to divest of its 51% ownership in Memorial. The Company and Ninth City Landowners, LLP (“Ninth City”), in which the Company’s Chairman of the Board is a partner, each own a 24.5% interest in Memorial. The Company and Ninth City will jointly acquire NFCS’s 51% ownership. Subsequent to the transaction, the Company and Ninth City will each own 50% of Memorial. The assets of the cyber knife business, a component of the Memorial Joint Venture, will be distributed to NFCS in addition to cash representing the difference in the value of the cyber knife assets distributed and the value of the 51% NFCS ownership interest in Memorial.  The transaction is expected to close during the third quarter of 2011.

6. Related-Party Transactions

Transactions with the Chairman of the Board

The Company has a management services agreement with Integrated Community Oncology Network, LLC (“ICON”). The Chairman of the Company’s Board of Directors is a manager of and equity holder in ICON, and a beneficial owner of the Company. We earn a management fee based on a fixed percentage of the earnings, while ICON retains the remaining earnings. Under this agreement, ICON retained $0.5 million for each of the three months ended June 30, 2011 and 2010, and $1.1 million for each of the six months ended June 30, 2011 and 2010.  (See subsequent event note regarding Chairman of the Board).

The Company leases its space for three radiation treatment centers in Florida from entities affiliated with the Chairman of the Board. The Company recorded rent expense related to these centers of approximately $0.2 million for each of the three months ended June 30, 2011 and 2010, and $0.4 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.

The Company has a management services agreement to provide management and administrative services to Cyclotron Center of Northeast Florida, LLC (“Cyclotron”) and PET/CT Center of North Florida, LLC (“PET/CT Center”) which own, operate, and supply mobile PET/CT units in the same market. The Chairman of the Board has an ownership interest in these companies. The

Company recognized a loss associated with this management services agreement of approximately $0.07 million for the three months ended June 30, 2011, revenue of approximately $0.1 million for the three months ended June 30, 2010, a loss of approximately $0.04 million for the six months ended June 30, 2011 and revenue of approximately $0.3 million for the six months ended June 30, 2010. The Company has accounts receivable due under the management services agreement of $0.05 million and $0.2 million at June 30, 2011 and December 31, 2010, respectively.

In connection with the management services agreements, the Company provides a payroll processing service for PET/CT Center and Cyclotron. The Company recorded receivables for reimbursement of these services of $0.8 million and $1.0 million at June 30, 2011 and December 31, 2010, respectively.

The Company owns a 24.5% interest in Memorial as does an entity in which the Chairman of the Company’s Board of Directors has an ownership interest. The Company records its ownership interest under the equity method of investment in an unconsolidated joint venture as described in Note 5.

Transactions with Other Related Parties

The Company has also agreed to pay an annual sponsor fee to Genstar Capital, LLC, the beneficial owner of common stock of the Company. The Company paid $0.4 million for each of the three months periods ended June 30, 2011 and 2010, and $0.8 million for each of the six months ended June 30, 2011 and 2010, which are included in management fees in the accompanying consolidated statements of operations.

The Company has a management services agreement with Coastal Radiation Oncology Medical Group, Inc. (‘‘Coastal’’). One of the members of the Company’s Board of Directors is a shareholder of Coastal. We earn a management fee based on a fixed percentage of the earnings, while Coastal retains the remaining earnings. Under this management services agreement, Coastal retained $1.7 million and $1.8 million for its medical services for the three months ended June 30, 2011 and 2010, respectively, and $3.7 million for its medical services for each of the six months ended June 30, 2011 and 2010.

The Company leases its space for three radiation oncology treatment centers and one facility used for administrative offices and physics services from entities affiliated with the above mentioned shareholder of Coastal. The Company recorded rent expense related to these leases of approximately $0.2 million for each of the three months ended June 30, 2011 and 2010, and approximately $0.5 million for each of the six months ended June 30, 2011 and 2010.

7. Subsequent Events

On July 8, 2011, ICON notified OnCure Medical that it intends to terminate the ICON MSA effective October 11, 2011. The initial term of the ICON MSA ends on October 11, 2011, but will be automatically extended for an additional 5 years unless (a) there has been a material change in: (i) the management fees provided for in the ICON MSA; (ii) the management services provided pursuant to the ICON MSA; or (iii) ICON’s clinical practice, in each case resulting from action taken by OnCure Medical, and (b) ICON provides OnCure Medical 90-days notice of its intent to terminate.  The notice alleges material changes in the management fees and management services.  The Company and OnCure Medical disagree with the allegations regarding material changes and do not believe that ICON has sufficient grounds to terminate the ICON MSA.  In response to the ICON notice, the Company intends to pursue all of its legal rights and remedies to enforce the automatic extension of the ICON MSA, including pursuing arbitration pursuant to the terms of the ICON MSA.  Per the terms of the MSA, the parties have tentatively planned a mediation session for August, 2011.

On July 8, 2011, concurrent with the proposed termination of the ICON MSA, a manager of and equity holder in ICON and a beneficial owner of the Company, resigned from the Company’s Board of Directors, including as Chairman of the Board of Directors, from the medical advisory board and from all other ancillary committees and duties relating to OnCure Medical and the Company.

8. Guarantors of Debt

OnCure Holdings, Inc. is the borrower under the Senior Secured Notes, which includes full, unconditional and joint and several guarantees by the Company’s wholly-owned subsidiaries. All of the operating income and cash flow of OnCure Holdings, Inc. is generated by its subsidiaries. As a result, funds necessary to meet the debt service obligations under the Senior Notes are provided by the distributions or advances from the subsidiary companies. Entries necessary to consolidate all of the subsidiary companies are reflected in the Eliminations/Adjustments column. Certain previously reported financial information has been reclassified to conform to the current presentation. Such reclassifications did not affect the Company’s consolidated financial condition, net loss, or cash flows as previously reported. The condensed consolidating financial statements for OnCure Holdings, Inc., the guarantors and the non-guarantors are as follows:

Consolidating Balance Sheets

For the Six Months Ended June 30, 2011

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash	$—	$6,162	$—	$—	$6,162
Accounts receivable, less allowances of $1,607	—	18,629	—	—	18,629
Deferred income taxes	—	936	—	—	936
Other current assets and prepaid expenses	—	5,128	—	—	5,128
Total current assets	—	30,855	—	—	30,855
Property and equipment, net	—	34,096	—	—	34,096
Goodwill	—	174,353	—	—	174,353
Intangibles and other assets	6,616	54,110	—	—	60,726
Intercompany receivable	174,472	(174,593)	121	—	—
Investment in subsidiaries	77,777	127	—	(77,904)	—
Assets of discontinued operations	—	—	70	—	70
Total assets	$258,865	$118,948	$191	$(77,904)	$300,100
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,084	$8,797	$—	$—	$11,881
Current portion of long-term debt and capital leases	—	1,459	—	—	1,459
Other current liabilities	—	221	—	—	221
Current liabilities of discontinued operations	—	—	64	—	64
Total current liabilities	3,084	10,477	64	—	13,625
Long-term debt, net of unamortized discount of $3,247, less current portion	206,753	—	—	—	206,753
Capital leases, less current portion	—	2,808	—	—	2,808
Other long-term liabilities	—	2,295	—	—	2,295
Deferred income tax liabilities	(11,155)	25,591	—	—	14,436
Total liabilities	198,682	41,171	64	—	239,917
Stockholders’ equity (deficit)	60,183	77,777	127	(77,904)	60,183
Total liabilities and stockholders’ equity (deficit)	$258,865	$118,948	$191	$(77,904)	$300,100

Consolidating Balance Sheets

For the Year Ended December 31, 2010

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash	$—	$7,047	$—	$—	$7,047
Accounts receivable, less allowances of $1,137	—	17,273	—	—	17,273
Deferred income taxes	—	936	—	—	936
Other current assets and prepaid expenses	—	5,435	—	—	5,435
Total current assets	—	30,691	—	—	30,691
Property and equipment, net	—	37,483	—	—	37,483
Goodwill	—	174,353	—	—	174,353
Intangibles and other assets	7,026	57,802	—	—	64,828
Intercompany receivable	186,625	(186,687)	62	—	—
Investment in subsidiaries	73,589	127	—	(73,716)	—
Assets of discontinued operations	—	—	191	—	191
Total assets	$267,240	$113,769	$253	$(73,716)	$307,546
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,136	$8,926	$—	$—	$12,062
Current portion of long-term debt and capital leases	—	1,894	—	—	1,894
Other current liabilities	—	353	—	—	353
Current liabilities of discontinued operations	—	—	126	—	126
Total current liabilities	3,136	11,173	126	—	14,435
Long-term debt, net of unamortized discount of $3,432, less current portion	206,568	—	—	—	206,568
Capital leases, less current portion	—	3,487	—	—	3,487
Other long-term liabilities	—	2,272	—	—	2,272
Deferred income tax liabilities	(6,458)	23,248	—	—	16,790
Total liabilities	203,246	40,180	126	—	243,552
Stockholders’ equity (deficit)	63,994	73,589	127	(73,716)	63,994
Total liabilities and stockholders’ equity (deficit)	$267,240	$113,769	$253	$(73,716)	$307,546

Consolidating Statement of Operations

For the Three Months Ended June 30, 2011

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$26,062	$—	$—	$26,062
Total operating expenses	—	22,768	—	—	22,768
Income from operations	—	3,294	—	—	3,294
Total other expense, net	(6,377)	(581)	—	—	(6,958)
(Loss) income from continuing operations before income taxes	(6,377)	2,713	—	—	(3,664)
Income tax benefit (expense)	2,359	(1,001)	—	—	1,358
(Loss) income from continuing operations before equity in earnings of unconsolidated subsidiaries	(4,018)	1,712	—	—	(2,306)
Equity in earnings (losses) of unconsolidated subsidiaries	1,712	—	—	(1,712)	—
Net (loss) income	$(2,306)	$1,712	$—	$(1,712)	$(2,306)

Consolidating Statement of Operations

For the Six Months Ended June 30, 2011

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$52,529	$—	$—	$52,529
Total operating expenses	—	45,239	—	—	45,239
Income from operations	—	7,290	—	—	7,290
Total other expense, net	(12,695)	(950)	—	—	(13,645)
(Loss) income from continuing operations before income taxes	(12,695)	6,340	—	—	(6,355)
Income tax benefit (expense)	4,697	(2,343)	—	—	2,354
(Loss) income from continuing operations before equity in earnings of unconsolidated subsidiaries	(7,998)	3,997	—	—	(4,001)
Equity in earnings (losses) of unconsolidated subsidiaries	3,997	—	—	(3,997)	—
Net (loss) income	$(4,001)	$3,997	$—	$(3,997)	$(4,001)

Consolidating Statement of Operations

For the Three Months Ended June 30, 2010

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$24,860	$—	$—	$24,860
Total operating expenses	—	23,712	—	—	23,712
Income from operations	—	1,148	—	—	1,148
Total other expense, net	(3,366)	(4,931)	—	—	(8,297)
Loss from continuing operations before income taxes	(3,366)	(3,783)	—	—	(7,149)
Income tax benefit	1,241	1,727	—	—	2,968
Loss from continuing operations before equity in earnings of unconsolidated subsidiaries	(2,125)	(2,056)	—	—	(4,181)
Equity in (losses) earnings of unconsolidated subsidiaries	(2,056)	—	—	2,056	—
Net (loss) income	$(4,181)	$(2,056)	$—	$2,056	$(4,181)

Consolidating Statement of Operations

For the Six Months Ended June 30, 2010

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$48,744	$—	$—	$48,744
Total operating expenses	—	46,167	—	—	46,167
Income from operations	—	2,577	—	—	2,577
Total other expense, net	(3,366)	(9,246)	—	—	(12,612)
Loss from continuing operations before income taxes	(3,366)	(6,669)	—	—	(10,035)
Income tax benefit	1,241	2,526	—	—	3,767
Loss from continuing operations before equity in earnings of unconsolidated subsidiaries	(2,125)	(4,143)	—	—	(6,268)
Equity in (losses) earnings of unconsolidated subsidiaries	(4,143)	—	—	4,143	—
Net (loss) income	$(6,268)	$(4,143)	$—	$4,143	$(6,268)

Consolidating Statements of Cash Flow

For the Six Months Ended June 30, 2011

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Operating activities
Net (loss) income	$(4,001)	$3,997	$—	$(3,997)	$(4,001)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity interest in net earnings of joint venture	—	(162)	—	—	(162)
Depreciation and amortization	—	9,086	—	—	9,086
Deferred income tax provision	(4,697)	2,343	—	—	(2,354)
Other, net	—	2,912	—	—	2,912
Changes in operating assets and liabilities	8,698	(15,304)	—	3,997	(2,609)
Net cash provided by operating activities	—	2,872	—	—	2,872
Investing activities
Purchases of property and equipment	—	(2,823)	—	—	(2,823)
Distribution received from unconsolidated joint venture	—	197	—	—	197
Net cash used in investing activities	—	(2,626)	—	—	(2,626)
Financing activities
Principal repayments of debt	—	(236)	—	—	(236)
Principal repayments of capital leases	—	(878)	—	—	(878)
Payment of debt issuance costs	—	(17)	—	—	(17)
Net cash used in financing activities	—	(1,131)	—	—	(1,131)
Net decrease in cash	—	(885)	—	—	(885)
Cash, beginning of period	—	7,047	—	—	7,047
Cash, end of period	$—	$6,162	$—	$—	$6,162

Consolidating Statements of Cash Flow

For the Six Months Ended June 30, 2010

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Operating activities
Net (loss) income	$(6,268)	$(4,143)	$—	$4,143	$(6,268)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity interest in net earnings of joint venture	—	(297)	—	—	(297)
Depreciation and amortization	—	9,262	—	—	9,262
Debt extinguishment costs	—	2,932	—	—	2,932
Deferred income tax provision	(1,241)	(2,526)	—	—	(3,767)
Other, net	—	2,307	—	—	2,307
Changes in operating assets and liabilities	7,509	(1,854)	—	(4,143)	1,512
Net cash provided by operating activities	—	5,681	—	—	5,681
Investing activities
Purchases of property and equipment	—	(2,333)	—	—	(2,333)
Distribution received from unconsolidated joint venture	—	358	—	—	358
Net cash used in investing activities	—	(1,975)	—	—	(1,975)
Financing activities
Proceeds from issuance of debt	—	206,348	—	—	206,348
Principal repayments of debt	—	(196,612)	—	—	(196,612)
Principal repayments of capital leases	—	(858)	—	—	(858)
Payment of debt issuance costs	—	(8,922)	—	—	(8,922)
Net cash used in financing activities	—	(44)	—	—	(44)
Net increase in cash	—	3,662	—	—	3,662
Cash, beginning of period	—	5,365	—	—	5,365
Cash, end of period	$—	$9,027	$—	$—	$9,027

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

For the three months ended June 30, 2011, our net revenue, operating income and Adjusted EBITDA were $26.1 million, $3.3 million and $8.7 million, respectively, compared to $24.9 million, $1.1 million and $9.1 million, respectively, for the same period in 2010. For the six months ended June 30, 2011, our net revenue, operating income and Adjusted EBITDA were $52.5 million, $7.3 million and $18.3 million, respectively, compared to $48.7 million, $2.6 million and $17.0 million, respectively, for the same period in 2010. The year-over-year increase in net revenue, operating income and Adjusted EBITDA was principally due to increased IMRT and IGRT utilization, an increase in CMS reimbursement rates and one additional treatment day for the six months ended June 30, 2011.

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

Each of our treatment centers is designed to provide a comprehensive array of outpatient programs necessary to treat a cancer patient with radiation therapy. Of our 37 treatment centers, 33 are equipped with a linac that we own or lease. We have an advanced base of technology, including IMRT capabilities in all of our treatment centers and IGRT capabilities in a majority of our treatment centers. Our treatment centers provide a wide variety of therapies, however, our primary therapies are:

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

•                  Image Guided Radiation Therapy or IGRT:  This treatment combines precise three dimensional imaging from computerized tomography scanning or precise x-ray with highly targeted radiation beams via IMRT. This technology allows clinicians to locate a tumor target prior to a radiation oncology treatment, dramatically reducing the need for large target margins, which have traditionally been used to compensate for errors in localization. As a result, the amount of healthy tissue exposed to radiation can be reduced, minimizing the incidence of side effects. The clinical application for expanded treatment sites using IGRT includes the pancreas, lung and liver. These services are provided by 23 of our centers.

In addition to the above mentioned therapies, we also offer other advanced services at various of our centers, including:

•                  Positron Emission Tomography or PET—Computed Tomography or CT:  Involves the injection of radioactive isotopes into a patient to obtain images of metabolic physiologic processes. The application of PET in the detection of cancer has become significant in the last two years, as it is the first diagnostic procedure that can detect and monitor a patient’s metabolic malignancies. PET/CT provides information that is not available with other medical imaging and combines the metabolic cancer cells detection of PET with an anatomical picture of the tumor on a CT. These services are provided by nine of our centers.

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

•                  Stereotactic Radiosurgery or SRS:  Enables delivery of concentrated, precise, high dose radiation beams to localized tumors. Historically, stereotactic radiosurgery was used primarily for contained lesions of the brain but recent advancements in imaging technologies have allowed more types of tumors to be targeted, therefore broadening the use of stereotactic radiosurgery for extra-cranial cancers. These services are provided by six of our centers.

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

Net Revenue and Expenses

Net Revenue.  We generate net revenue pursuant to long-term MSAs with affiliated physician groups. Pursuant to these MSAs, we provide our affiliated physician groups use of our facilities, certain clinical services of our treatment center staff and administer the non-medical business functions of our treatment centers, such as technical staff recruiting, marketing, managed care contracting, receivables management, compliance, purchasing, information systems, accounting, human resource management and physician succession planning. In return, our management services revenues include compensation by the affiliated physician groups for expenses incurred in operating our treatment centers plus a fee based on the earnings of our affiliated physician groups, with the exception of one MSA in California, under which we earn our management fee based on a fixed percentage of the affiliated physician group’s net revenue.  Net revenue for the three and six months ended June 30, 2011 was $26.1 million and $52.5 million, respectively.

The revenue of our affiliated physician groups is generated from reimbursement by third-party payors and government programs. As such, our revenue is generated from our MSAs, but is impacted by the operations of the treatment centers especially as they relate to revenues generated by the affiliated physician groups.

Operating Expenses.  Our operating expenses consist principally of (i) the salaries and benefits we pay to our employees, including our management, billing and collections staff, administrative staff, marketing group and the professionals and employees working at our treatment centers other than the radiation oncologists; (ii) general and administrative expenses, including maintenance, rent, bad debt expense, utilities, insurance and other expenses for our corporate and administrative offices and treatment centers; and (iii) depreciation and amortization. The operating costs of the treatment centers are our responsibility.  Operating expenses for the three and six months ended June 30, 2011 were $22.8 million and $45.2 million, respectively.

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

On July 19, 2011, we received approval from the State of California to provide cancer patient treatment at our de novo site in Yorba Linda, California.  The de novo site, developed in cooperation with one of our local affiliated physician groups, began providing cancer consultation services during July 2011.  We expect to begin cancer patient treatment during August 2011.

In January 2006, we formed the Vidalia Regional Cancer Center, LLC as a joint venture with Meadows Regional Medical Center, Inc., or Meadows, to develop and operate a new cancer treatment center in Vidalia, Georgia. Both the Company and Meadows committed to fund the initial capital requirements upon issuance of a certificate of need, or CON, by the Georgia Department of Community. The CON was issued to Meadows in 2010 and will be contributed to the joint venture as Meadows’ initial capital contribution. During 2011, Vidalia Regional Cancer Center, LLC was renamed Meadows Regional Cancer Center, LLC and the operating agreement was changed to include a 40% equity interest for the Company and Meadows and a 20% equity interest for Florida Radiation Oncology Group, LLC, a related party. On May 3, 2011, the Operating Agreement was executed by the parties named above. We have committed to provide $1.0 million of initial capital to Meadows Regional Cancer Center, LLC which includes operating lease guarantees, purchases of furniture and fixtures and initial funding of operating working capital. Development activities began during the second quarter of 2011 and are expected to conclude during the second quarter 2012 with the commencement of patient treatment.

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

As part of the MSA, and in consideration of the management services we provide to them, the affiliated physician groups assign their accounts receivable to us.  Accounts receivable and the related cash flows upon collection of these accounts receivable are reported net of estimated allowances for doubtful accounts and contractual adjustments.

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

Sources of our Affiliated Physician Groups’ Net Revenue By Payor

Our affiliated physician groups’ net revenue is summarized by payor source in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Third-party payors	57%	54%	55%	55%
Medicare	37%	38%	39%	39%
Medicaid	5%	6%	5%	5%
Self-pay	1%	2%	1%	1%

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

The following table presents summaries of results of operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Statement of Operations Data:
Net revenue	$26,062	$24,860	$52,529	$48,744
Cost of operations:
Salaries and benefits	8,308	8,442	16,865	18,081
Depreciation and amortization	4,521	4,563	9,086	9,262
General and administrative expenses	9,939	10,707	19,288	18,824
Total operating expenses	22,768	23,712	45,239	46,167
Income from operations	3,294	1,148	7,290	2,577
Other income (expense):
Interest expense	(6,715)	(5,452)	(13,379)	(9,466)
Debt extinguishment costs	—	(2,932)	—	(2,932)
Loss on interest rate swap	—	(22)	—	(267)
Equity interest in net earnings of joint venture	85	130	162	297
Interest income and other expense, net	(328)	(21)	(428)	(244)
Total other expense	(6,958)	(8,297)	(13,645)	(12,612)
Loss before income taxes	(3,664)	(7,149)	(6,355)	(10,035)
Income tax benefit	1,358	2,968	2,354	3,767
Net loss	$(2,306)	$(4,181)	$(4,001)	$(6,268)

Comparison of the Three Months Ended June 30, 2011 and 2010

Net revenue.  Net revenue for the three months ended June 30, 2011 was $26.1 million compared to $24.9 million for the same period in 2010, an increase of $1.2 million or 4.8%. The year-over-year increase in net revenue was principally due to an 8% increase in IMRT treatments and a 35% increase in IGRT treatments in 2011, both of which are compensated at a higher rate than CBT and an increase in CMS reimbursement rates.

Salaries and benefits.  Salaries and benefits for the three months ended June 30, 2011 decreased slightly by 1.6% to $8.3 million from $8.4 million for the same period in 2010.

Depreciation and amortization.  Depreciation and amortization expense for the three months ended June 30, 2011 decreased slightly to $4.5 million compared to $4.6 million for the same period of 2010.

General and administrative expenses.  General and administrative expenses for the three months ended June 30, 2011 decreased $0.7 million to $9.6 million, or 6.8%, from $10.3 million for the three months ended June 30, 2010. The decrease was principally due to decreased costs associated with operating a temporary vault while replacing a linac at a single-linac treatment center and legal costs related to a lease settlement in 2010 of $1.9 million and $0.5 million of conditional management retention expense paid in 2010 not included in 2011, offset by an increase of $0.3 million in operating lease expense from the addition of three linacs during the second half of 2010, an increase of $0.5 million in repairs and maintenance at the treatment centers, and an increase in other general and administrative expenses of $0.5 million primarily from increased contract physicist expense, center facility rent increases, increased property taxes, and professional fees related to public filings.

Interest expense.  Interest expense increased $1.2 million to $6.7 million or 21.8% for the three months ended June 30, 2011 compared to $5.5 million for the same period in 2010. The increase in interest expense was principally due to the refinancing of debt in 2010 and the issuance of $210.0 million of Senior Notes which bear interest at higher rates than the retired debt.

Income tax benefit.  Income tax benefit decreased $1.6 million for the three months ended June 30, 2011 compared to the same period in 2010.  The decrease was due to a $3.7 million loss before tax for the second quarter in 2011 compared to a $7.1 million loss before tax in the second quarter 2010.

Comparison of the Six Months Ended June 30, 2011 and 2010

Net revenue.  Net revenue for the six months ended June 30, 2011 was $52.5 million compared to $48.7 million for the same period in 2010, an increase of $3.8 million or 7.8%. The year-over-year increase in net revenue was principally due to a 13% increase in IMRT treatments and a 38% increase in IGRT treatments in 2011, both of which are compensated at a higher rate than CBT, an increase in CMS reimbursement rates and one additional treatment day in the six months ended June 30, 2011.

Salaries and benefits.  Salaries and benefits for the six months ended June 30, 2011 decreased 6.6% to $16.9 million from $18.1 million for the same period in 2010, primarily due to a reduction of $0.8 million of non-recurring severance costs related to the departure of our former CEO in 2010 and $0.5 million conditional management retention expense paid in 2010 not included in 2011.

Depreciation and amortization.  Depreciation and amortization expense for the six months ended June 30, 2011 decreased slightly to $9.1 million compared to $9.3 million for the same period of 2010.

General and administrative expenses.  General and administrative expenses for the six months ended June 30, 2011 increased $0.4 million to $18.5 million, or 2.2%, from $18.1 million for the six months ended June 30, 2010. The increase was principally due to an increase of $0.5 million in operating lease expense from the addition of three linacs during the second half of 2010, an increase of $0.8 million in repairs and maintenance at the treatment centers, and an increase in other general and administrative expenses of $1.0 million primarily from increased bad debt expense, increased contract physicist expense, center facility rent increases, increased property and sales and use taxes, professional fees related to public filings, offset by costs associated with operating a temporary vault while replacing a linac at a single-linac treatment center and legal costs related to a lease settlement in 2010 of $2.1 million.

Interest expense.  Interest expense increased $3.9 million to $13.4 million or 41.1% for the six months ended June 30, 2011 compared to $9.5 million for the same period in 2010. The increase in interest expense was principally due to the refinancing of debt in 2010 and the issuance of $210.0 million of Senior Secured Notes which bear interest at higher rates than the retired debt.

Income tax benefit.  Income tax benefit decreased $1.4 million to $2.4 million for the six months ended June 30, 2011 compared to the same period in 2010.  The decrease was due to a $6.4 million loss before tax for the six months ended June 30, 2011 compared to a $10.0 million loss before tax for the same period in 2010.

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

The Revolving Credit Facility provides for aggregate commitments of up to $40.0 million, including a letter of credit sub-facility of $2.0 million and a swing line sub-facility of $2.0 million, and provides for the increase, at our option, of aggregate commitments by $10.0 million, subject to certain conditions. The Revolving Credit Facility is undrawn as of June 30, 2011 and expires in May 2015.

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

As of June 30, 2011, we had total cash and cash equivalents of $6.2 million, $206.8 million of outstanding long-term indebtedness, net of discount, and availability under our revolving credit facility of up to $40.0 million, which may be increased pursuant to the terms of the indenture governing the notes and the agreement governing our Revolving Credit Facility.

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

Cash Flows Provided By Operating Activities

Net cash provided by operating activities decreased $2.8 million to $2.9 million in the six months ended June 30, 2011 compared to $5.7 million in the same period in 2010. The decrease was primarily a result of a decrease in cash provided by accounts receivable of $3.7 million, and an increase of cash utilized for accounts payable and accrued expenses of $4.5 million primarily due to payment of accrued interest, offset by a decrease in net loss of $2.3 million and a decrease in cash utilized for prepaid expenses, other assets and liabilities of $4.1 million.

Cash Flows Used In Investing Activities

Net cash used in investing activities increased by $0.6 million to $2.6 million for the six months ended June 30, 2011 from $2.0 million for the six months ended June 30, 2010. The increase was primarily due to an increase in capital expenditures of $0.5 million.

For the six months ended June 30, 2011, $1.3 million of fixed asset expenditures relate to the construction of a de novo cancer center in California.  The cancer center is being developed in connection with an existing physician group with which we have an existing MSA.  We expect that certain physicians of the physician group will invest as minority joint venture partners in the cancer center.  We expect to consolidate the assets, liabilities and results of operations of the joint venture for financial reporting.

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

Cash Used In Financing Activities

Net cash used in financing activities increased by $1.1 million to $1.1 million for the six months ended June 30, 2011 from $0.04 million for the six months ended June 30, 2010. The increase was primarily due to payment of principle on debt and capital leases of $1.1 million during the six months ended June 30, 2011 compared to netting $206.3 million of proceeds from the issuance of Senior Notes in May 2010, offset by $196.6 million in debt repayments, related loan costs of $8.9 million during the six months ended June 30, 2010 and repayment of capital leases of $0.9 million.

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

Concurrently with the closing of the offering of the Senior Notes, our direct wholly-owned subsidiary, Oncure Medical Corp. and each of its direct and indirect subsidiaries entered into a new senior secured revolving credit facility, or Revolving Credit Facility, with GE Capital Markets, Inc., as sole lead arranger and book manager, General Electric Capital Corporation, as administrative agent and collateral agent, and the other lenders from time to time party thereto. The new Revolving Credit Facility provided for aggregate commitments of up to $40.0 million, including a letter of credit sub-facility of $2.0 million and a swing line sub-facility of $2.0 million, and will provide for the increase, at our option, of aggregate commitments by $10.0 million, subject to certain conditions. The Revolving Credit Facility bears interest at a rate of Prime plus 3.5% (6.75% at June 30, 2011) or LIBOR plus 4.5%

(4.69% at June 30, 2011). The revolving line of credit is subject to an unused line fee of 0.75% to be paid quarterly.  The Revolving Credit Facility is undrawn as of June 30, 2011.

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

The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net loss	$(2,306)	$(4,181)	$(4,001)	$(6,268)
Depreciation and amortization	4,521	4,563	9,086	9,262
Interest expense	6,715	5,452	13,379	9,466
Debt extinguishment costs	—	2,932	—	2,932
Interest and other income, net	328	21	428	244
Income tax benefit	(1,358)	(2,968)	(2,354)	(3,767)
EBITDA	7,900	5,819	16,538	11,869
Plus:
Stock-based compensation expense	95	191	190	382
Loss on interest rate swap (a)	—	22	—	267
Acquisition related expenses (b)	11	94	21	118
MSA legal expenses (c)	195	—	195	—
Management fees (d)	375	375	750	750
Severance costs (e)	—	51	—	805
Center closure costs (f)	—	1,893	100	2,050
Other expenses (g)	136	666	472	720
Adjusted EBITDA	$8,712	$9,111	$18,266	$16,961

(a)                                  Loss on interest rate swap that did not qualify for hedge accounting.

(b)                                 Includes expenses related to acquisition related expenses.

(c)                                  Represents professional fees related to an MSA renewal.

(d)                                 Represents management fees paid to Genstar.

(e)                                  Represents severance costs related to the departure of our former CEO in 2010 and other workforce reduction costs during the six month period ended June 30, 2010.

(f)                                    Includes the disposal of assets at a previously closed center and costs related to a services rate reconciliation in 2011; and, temporary vault costs while replacing a linac at a single-linac treatment center and legal costs related to a lease settlement in 2010.

(g)                                 Includes deferred rent amortization of $0.1 million for each of the six months ended June 30, 2011 and 2010; $0.2 million and $0.1 million of costs related to re-organizing physician groups in Florida into a consolidated billing entity for the six months ended June 30, 2011 and 2010, respectively; and $0.1 million of professional fees associated with registration of Senior Notes under the Securities Act of 1933 in 2011.  The three months ended June 30, 2010 includes $0.5 million conditional management retention expense.

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

On May 13, 2010, we entered into a Credit Agreement for a revolving credit facility which provides for borrowings of up to $40.0 million in total, subject to certain restrictions.  Principal amounts outstanding under the Credit Agreement will bear interest at a rate of Prime plus 3.5% or LIBOR plus 4.5%.  As of June 30, 2011, there were no amounts outstanding under the facility, accordingly, there is no impact from interest rate risk related to our Credit Agreement for the revolving credit.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes to our internal control over financial reporting during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.   Legal Proceedings

We are from time to time party to legal proceedings which arise in the normal course of business. We are not currently involved in any material litigation, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. Other than the risk factor described below, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

If our affiliated physician groups terminate or decline to renew their management services agreements, or MSAs, with us, we could be seriously harmed.

The MSAs we enter into with our affiliated physician groups are the result of arms’ length negotiations. Under certain circumstances, the affiliated physician groups are permitted, and may attempt, to terminate their MSAs with us. For example, an MSA can generally be terminated if we commence a voluntary or involuntary case of bankruptcy, fail to perform our duties and responsibilities under the MSA which breaches a material term or condition of the MSA and fail to cure such breach within a specified period, withdraw from participation in the Medicare program, or breach representations and warranties made by us in the MSAs. If any of the larger affiliated physician groups were to succeed in such a termination, our business could be seriously harmed. For the year ended December 31, 2010, approximately 37% of our net revenue came from management fees earned from two of our affiliated physician groups, one of which represents 13% of our revenue and expires in 2011 and one of which represents 24% of our revenue and expires in 2016. We may in the future have disputes with physician and/or affiliated physician groups that could result in harmful changes to our relationship with them or a termination of an MSA. Likewise, to the extent that our MSAs with affiliated physician groups expire and are not renewed, our business may be adversely affected. Our 14 MSAs are scheduled to expire periodically between 2011 and 2023, with no more than two expiring in any given year, except 2016 when four will expire.

                On July 8, 2011, ICON notified OnCure Medical that it intends to terminate the ICON MSA effective October 11, 2011.  The initial term of the ICON MSA ends on October 11, 2011, but will be automatically extended for an additional 5 years unless (a) there has been a material change in: (i) the management fees provided for in the ICON MSA; (ii) the management services provided pursuant to the ICON MSA; or (iii) ICON’s clinical practice, in each case resulting from action taken by OnCure Medical, and (b) ICON provides OnCure Medical 90-days notice of its intent to terminate.  The notice alleges material changes in the management fees and management services.  The Company and OnCure Medical disagree with the allegations regarding material changes and do not believe that ICON has sufficient grounds to terminate the ICON MSA.  In response to the ICON notice, the Company intends to pursue all of its legal rights and remedies to enforce the automatic extension of the ICON MSA, including pursuing arbitration pursuant to the terms of the ICON MSA.  Per the terms of the MSA, the parties have tentatively planned a mediation session for August, 2011.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   (Removed and Reserved)

Item 5.   Other Information

None.

Item 6.   Exhibits

Reference is made to the Index to Exhibits included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2011.

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

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	**

The following financial information from the quarterly report on Form 10-Q of OnCure Holdings, Inc. for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statement of Income for the three-month and six-month periods ended June 30, 2011 and 2010, (iii) the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

*                                         Filed as an exhibit to the Registrant’s registration statement on Form S-4, File No. 333-170100 filed on October 22, 2010 and incorporated herein by reference.

**           Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.