Form 10-Q
period 2011-09-30
ONCURE HOLDINGS INC
filed 2011-11-14
CIK 1375424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2011

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

As of November 14, 2011, 26,317,675 shares of OnCure Holdings Inc. common stock were outstanding, none of which were publicly traded.

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

Item 1.   Financial Statements

OnCure Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash	$12,288	$7,047
Accounts receivable, less allowances of $1,863 and $1,137, respectively	18,934	17,273
Deferred income taxes	936	936
Prepaid expenses	2,714	2,555
Other current assets	2,209	2,880
Total current assets	37,081	30,691
Property and equipment, net	32,910	37,483
Goodwill	174,353	174,353
Management service agreements, net	46,831	51,923
Other assets, net	12,458	13,096
Total assets	$303,633	$307,546
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,422	$2,475
Accrued expenses	7,547	6,451
Accrued interest	9,253	3,136
Current portion of note payable	217	284
Current portion of obligations under capital leases	1,396	1,610
Other current liabilities	406	479
Total current liabilities	20,241	14,435
Long-term debt, net of unamortized discount of $3,149 and $3,432, respectively, less current portion	206,851	206,568
Capital leases, less current portion	2,458	3,487
Other long-term liabilities	2,309	2,272
Deferred income tax liabilities	13,322	16,790
Total liabilities	245,181	243,552
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,317,675 shares issued and outstanding	26	26
Additional paid-in capital	96,608	96,323
Accumulated deficit	(38,182)	(32,355)
Total stockholders’ equity	58,452	63,994
Total liabilities and stockholders’ equity	$303,633	$307,546

See accompanying notes.

OnCure Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	$25,846	$25,408	$78,375	$74,152
Cost of operations:
Salaries and benefits	7,476	8,001	24,341	26,582
Depreciation and amortization	4,328	4,568	13,414	13,830
Management fees	375	375	1,125	1,125
General and administrative expenses	9,940	9,054	28,478	26,628
Total operating expenses	22,119	21,998	67,358	68,165
Income from operations	3,727	3,410	11,017	5,987
Other income (expense):
Interest expense	(6,714)	(6,740)	(20,093)	(16,206)
Debt extinguishment costs	—	—	—	(2,932)
Loss on interest rate swap	—	—	—	(267)
Equity interest in net earnings of joint venture	90	85	252	382
Interest income and other expense, net	(43)	(77)	(471)	(322)
Total other expense	(6,667)	(6,732)	(20,312)	(19,345)
Loss before income taxes	(2,940)	(3,322)	(9,295)	(13,358)
Income tax benefit	1,114	1,112	3,468	4,880
Net loss	$(1,826)	$(2,210)	$(5,827)	$(8,478)

See accompanying notes.

OnCure Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(5,827)	$(8,478)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity interest in net earnings of joint venture	(252)	(382)
Depreciation	8,375	8,754
Amortization	5,039	5,076
Amortization of loan fees and deferred interest expense	1,125	1,250
Debt extinguishment costs	—	2,932
Deferred income tax provision	(3,468)	(4,880)
Stock-based compensation	285	574
Provision for doubtful accounts	1,972	1,793
Change in fair value of interest rate swap	—	(436)
Other, net	760	490
Changes in operating assets and liabilities:
Accounts receivable	(3,633)	1,172
Prepaid expenses and other current assets	756	(382)
Accounts payable and accrued expenses	6,159	10,485
Other liabilities	(30)	(2,036)
Net cash provided by operating activities	11,261	15,932
Investing activities
Purchases of property and equipment	(4,390)	(3,850)
Investment in unconsolidated joint venture	(392)	—
Distribution received from unconsolidated joint venture	333	539
Net cash used in investing activities	(4,449)	(3,311)
Financing activities
Proceeds from issuance of debt	—	206,348
Principal repayments of debt	(311)	(196,464)
Principal repayments of capital leases	(1,243)	(1,268)
Payment of debt issuance costs	(17)	(8,936)
Net cash used in financing activities	(1,571)	(320)
Net increase in cash	5,241	12,301
Cash, beginning of period	7,047	5,365
Cash, end of period	$12,288	$17,666
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$12,852	$6,162
Income taxes paid, net	—	246

See accompanying notes.

OnCure Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2011

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

OnCure is principally engaged in providing capital equipment and business management services to radiation oncology physician groups (“Groups”) that treat patients at cancer centers (“Centers”). The Company owns the Centers’ assets and provides services to the Groups through exclusive, long-term management services agreements. OnCure provides the Groups with oncology business management expertise and new technologies including radiation oncology equipment and related treatment software. Business services that OnCure provides to the Groups include non-physician clinical and administrative staff, operations management, purchasing, managed care contract negotiation assistance, reimbursement, billing and collecting, information technology, human resource and payroll, compliance, accounting, and treasury. Under the terms of the management service agreements, the Company is reimbursed for certain operating expenses of each Center and earns a monthly management fee from each Group that is primarily based on a predetermined percentage of each Group’s earnings before interest, income taxes, depreciation, and amortization (EBITDA). The Company manages the radiation oncology business operations of six Groups in Florida, six Groups in California, one Group in Indiana for a fee that ranges from 50% to 60% of EBITDA; and one Group in California for a fee that is 72% of net revenue.

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

The fair value of the Company’s debt was approximately $183.8 million and $199.5 million at September 30, 2011 and December 31, 2010, respectively.  While the Company’s long-term debt has not been listed on any securities exchange or inter-dealer automated quotation system, the Company has estimated the fair value of its long-term debt based on indicative pricing published by investment banks.  While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.  At September 30, 2011 and December 31, 2010, the carrying value of the Company’s debt was $206.9 million and $206.6 million, respectively.

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

2. Net Revenue

Net revenue is recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective Groups are billed by the Company, as the exclusive billing agent of the Groups, to patients, third-party payors, and others. The Company’s management fees are dependent on the EBITDA (or in one case, revenue) of each treatment center. As such, revenues generated by the Groups significantly impact the amount of management fees recognized by the Company. If differences between the Groups’ revenues and the expected reimbursement are identified based on actual final settlements, there would be an impact to the Company’s net revenue. There was no material adjustment in the Company’s net revenue for the three and nine months ended September 30, 2011 and 2010. Amounts distributed to the Groups for their services under the terms of the management services agreements totaled $6.9 million and $6.8 million for the three months ended September 30, 2011 and 2010, respectively, and $21.2 million and $19.9 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, amounts payable to the Groups for their services of $2.9 million and $2.6 million, respectively, were included in accrued expenses.

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

During the three months ended September 30, 2011 and 2010, approximately 42% and 43%, respectively, of the Groups’ revenues related to services rendered under the Medicare and Medicaid programs. For the nine months ended September 30, 2011 and 2010, approximately 44% and 45%, respectively, of the Groups’ revenues related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, the Company, as the Group’s billing agent, and the Groups are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

The Company has two management agreements that generated approximately 25% and 14% of revenue, respectively, for the three months ended September 30, 2011 and 23% and 14% of revenue, respectively, for the three months ended September 30, 2010. These same two management agreements generated approximately 25% and 13% of revenue, respectively, for the nine months ended September 30, 2011 and 24% and 14% of revenue, respectively, for the nine months ended September 30, 2010.

Integrated Community Oncology Network, LLC (“ICON”) notified the Company on July 8, 2011, that it sought to terminate the ICON MSA effective October 11, 2011, alleging material changes in the management fees and management services under the ICON MSA as grounds for the termination.  The ICON MSA represents approximately 14% of the Company’s revenue for each of the three and nine months ended September 30, 2011.  The Company and ICON participated in mediation to resolve the matter, but were unable to reach an agreement.  Subsequently, the Company and ICON attempted to resolve the dispute pursuant to the arbitration provisions provided for in the ICON MSA.  To that end, the Company and ICON entered into a Standstill Agreement under which each agreed to continue to perform and discharge their respective obligations under the ICON MSA from the date of the Standstill Agreement until either: (i) an arbitrator issues a final award allowing ICON to terminate the ICON MSA; or (ii) the ICON MSA terminates by its own terms or by agreement of the parties. The Company and ICON are currently engaged in arbitration.

3. Long-Term Debt

As of September 30, 2011 and December 31, 2010, the Company’s long-term debt consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Senior secured notes	$210,000	$210,000
Note payable	217	284
	210,217	210,284
Less unamortized discount	(3,149)	(3,432)
Less current portion of note payable	(217)	(284)
	$206,851	$206,568

The principal terms of the agreements that govern the Company’s outstanding indebtedness are summarized below:

11.75% Senior Secured Notes

On May 13, 2010, the Company concluded an offering for $210.0 million of 11.75% Senior Secured Notes (“Senior Notes”) which will mature on May 15, 2017, which were exchanged in January 2011 for registered notes with substantially identical terms. The offering of the Senior Notes closed on May 13, 2010 with generated net proceeds to the Company of $206.3 million which was utilized to repay the outstanding balances of the Company’s Senior term loan and Subordinated debt along with $9.0 million of expenses of the offering. The Senior Notes are secured by the assets of the Company and its subsidiaries and are guaranteed by the Company’s subsidiaries. Prior to May 15, 2013, up to 35% of the Senior Notes are redeemable at the option of the Company with proceeds from an equity offering at a redemption price of 111.75%. On or after May 15, 2014, 2015 and 2016 the notes are redeemable at the option of the Company at redemption prices of 105.875%, 102.938% and 100.0%, respectively.

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

The Revolving Credit Facility provides for aggregate commitments of up to $40.0 million, including a letter of credit sub-facility of $2.0 million and a swing line sub-facility of $2.0 million, and provides for the increase, at the Company’s option, of aggregate commitments by $10.0 million, subject to certain conditions. The Revolving Credit Facility bears interest at a rate of Prime plus 3.5% (6.75% at September 30, 2011) or LIBOR plus 4.5% (4.72% at September 30, 2011). The revolving line of credit is subject to an unused line fee of 0.75% to be paid quarterly. The Revolving Credit Facility is undrawn as of September 30, 2011 and expires in May 2015.

The credit agreement for the Revolving Credit Facility contains certain financial covenants that the Company and its subsidiaries must comply with if the Company draws on the Revolver. As of September 30, 2011, no events of default have occurred with respect to any of the Company’s debt agreements. (See subsequent event note regarding Revolving Credit Facility).

Loan Fees

As of September 30, 2011 and December 31, 2010, the remaining unamortized balance of deferred loan fees was $7.5 million and $8.3 million, respectively.

4. Capital Leases

The Company is the lessee to several lease agreements to purchase software and medical equipment. Interest rates on the leases range from 8.01% to 8.61%. The leases require monthly principal and interest payments and mature in 2011 through 2014. The leases are collateralized by the equipment leased.

	September 30, 2011	December 31, 2010
	(In Thousands)
Minimum lease payable	$4,333	$5,857
Less interest	(479)	(760)
Present value of minimum lease payments	3,854	5,097
Less current portion	(1,396)	(1,610)
	$2,458	$3,487

5. Unconsolidated Joint Venture

On May 3, 2011, the Company was notified by Northeast Florida Cancer Services, LLC (“NFCS”) an affiliate of Hospital Corporation of America, of its intent to divest of its 51% ownership in Memorial Southside Cancer Center (“Memorial”). The Company and Ninth City Landowners, LLP (“Ninth City”), each owned a 24.5% interest in Memorial. On August 31, 2011, the Company and Ninth City jointly acquired NFCS’s 51% ownership. As a result of the transaction, the Company and Ninth City each own 50% of Memorial. The assets of the cyber knife business, a component of the Memorial Joint Venture, were distributed to NFCS in addition to cash of approximately $0.8 million, 50% of which was paid by the Company, representing the difference in the value of the cyber knife assets distributed and the value of the 51% NFCS ownership interest in Memorial. The Company records its ownership interest under the equity method of accounting for an investment in an unconsolidated joint venture.

At September 30, 2011 and December 31, 2010, the Company’s investment in the unconsolidated joint venture was approximately $4.0 million and $3.7 million, respectively, and is recorded in other assets in the accompanying consolidated balance sheets.

The condensed financial position and results of operations of the unconsolidated joint venture are as follows (in thousands):

	Three Months ended September 30,
	2011	2010
Net revenues	$874	$943
Expenses	632	597
Net income	$242	$346

	Nine Months ended September 30,
	2011	2010
Net revenues	$2,254	$3,152
Expenses	1,349	1,591
Net income	$905	$1,561

A summary of the changes in the equity investment in the unconsolidated joint venture is as follows (in thousands):

Balance at December 31, 2010	$3,669
Distributions from joint venture	(333)
Investment in joint venture	392
Equity interest in net earnings of joint venture	252
Balance at September 30, 2011	$3,980

6. Related-Party Transactions

The Company has a management agreement to provide management and administrative services to Cyclotron Center of Northeast Florida, LLC (“Cyclotron”) and PET/CT Center of North Florida, LLC (“PET/CT Center”) which own, operate, and supply mobile PET/CT units in the same market. The former Chairman of the Company’s Board of Directors, and a beneficial owner of common stock of the Company has an ownership interest in these companies. The Company recognized revenue associated with this management agreement of $0.1 million or less for the three and nine months ended September 30, 2011 and 2010. The Company has accounts receivable due under the management services agreement of $0.05 million and $0.2 million at September 30, 2011 and December 31, 2010, respectively.

In connection with the management services agreements, the Company provides a payroll processing service for PET/CT Center and Cyclotron. The Company recorded receivables for reimbursement of these services of $0.4 million and $1.0 million at September 30, 2011 and December 31, 2010, respectively.

The Company has also agreed to pay an annual sponsor fee to Genstar Capital, LLC, the beneficial owner of common stock of the Company. The Company paid $0.4 million for each of the three months ended September 30, 2011 and 2010, and $1.1 million for each of the nine months ended September 30, 2011 and 2010, which are included in management fees in the accompanying consolidated statements of operations.

The Company has a management services agreement with Coastal Radiation Oncology Medical Group, Inc. (‘‘Coastal’’). One of the members of the Company’s Board of Directors is a shareholder of Coastal. We earn a management fee based on a fixed percentage of the earnings, while Coastal retains the remaining earnings. Under this management services agreement, Coastal retained $1.8 million and $1.6 million for its medical services for the three months ended September 30, 2011 and 2010, respectively, and $5.5 million and $5.3 million for its medical services for the nine months ended September 30, 2011 and 2010, respectively.

The Company leases its space for three radiation oncology treatment centers and one facility used for administrative offices and physics services from entities affiliated with the above mentioned shareholder of Coastal. The Company recorded rent expense related to these leases of approximately $0.2 million for each of the three months ended September 30, 2011 and 2010, and approximately $0.7 million for each of the nine months ended September 30, 2011 and 2010.

7. Subsequent Events

On October 26, 2011, Oncure Medical Corp., and each of its direct and indirect subsidiaries, entered into an amendment (the “Amendment”) to the Revolving Credit Facility.  The Amendment provides that the quarterly Consolidated Fixed Charge Coverage Ratio compliance test set forth in the Revolving Credit Facility is now only required to the extent that there is an outstanding balance under the Revolving Credit Facility.  In addition, among other things, the Amendment provides that subsequently, if (i) one or more Permitted Acquisitions have occurred with a combined EBITDA (as defined in the Revolving Credit Facility) of at least $4 million and (ii) the Consolidated EBITDA (as defined in the Revolving Credit Facility) of Oncure Medical Corp. is $38 million or more, the Consolidated Fixed Charge Coverage Ratio will no longer be a maintenance test, but rather will be tested only upon a draw or issuance of a letter of credit under the Revolving Credit Facility.

8. Guarantors of Debt

OnCure Holdings, Inc. is the borrower under the Senior Notes, which includes full, unconditional and joint and several guarantees by the Company’s wholly-owned subsidiaries. All of the operating income and cash flow of OnCure Holdings, Inc. is generated by its subsidiaries. As a result, funds necessary to meet the debt service obligations under the Senior Notes are provided by the distributions or advances from the subsidiary companies. Entries necessary to consolidate all of the subsidiary companies are reflected in the Eliminations/Adjustments column. Certain previously reported financial information has been reclassified to conform to the current presentation.  Such reclassifications did not affect the Company’s consolidated financial condition, net loss, or cash flows as previously reported.  The condensed consolidating financial statements for OnCure Holdings, Inc., the guarantors and the non-guarantors are as follows:

Consolidating Balance Sheets

For the Nine Months Ended September 30, 2011

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash	$—	$12,288	$—	$—	$12,288
Accounts receivable, less allowances of $1,863	—	18,934	—	—	18,934
Deferred income taxes	—	936	—	—	936
Other current assets and prepaid expenses	—	4,923	—	—	4,923
Total current assets	—	37,081	—	—	37,081
Property and equipment, net	—	32,910	—	—	32,910
Goodwill	—	174,353	—	—	174,353
Intangibles and other assets	6,404	52,815	70	—	59,289
Intercompany receivable	174,068	(174,186)	118	—	—
Investment in subsidiaries	80,317	127	—	(80,444)	—
Total assets	$260,789	$123,100	$188	$(80,444)	$303,633
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,253	$8,969	$—	$—	$18,222
Current portion of long-term debt and capital leases	—	1,613	—	—	1,613
Other current liabilities	—	345	61	—	406
Total current liabilities	9,253	10,927	61	—	20,241
Long-term debt, net of unamortized discount of $3,149, less current portion	206,851	—	—	—	206,851
Capital leases, less current portion	—	2,458	—	—	2,458
Other long-term liabilities	—	2,309	—	—	2,309
Deferred income tax liabilities	(13,767)	27,089	—	—	13,322
Total liabilities	202,337	42,783	61	—	245,181
Stockholders’ equity (deficit)	58,452	80,317	127	(80,444)	58,452
Total liabilities and stockholders’ equity (deficit)	$260,789	$123,100	$188	$(80,444)	$303,633

Consolidating Balance Sheets

For the Year Ended December 31, 2010

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash	$—	$7,047	$—	$—	$7,047
Accounts receivable, less allowances of $1,137	—	17,273	—	—	17,273
Deferred income taxes	—	936	—	—	936
Other current assets and prepaid expenses	—	5,435	—	—	5,435
Total current assets	—	30,691	—	—	30,691
Property and equipment, net	—	37,483	—	—	37,483
Goodwill	—	174,353	—	—	174,353
Intangibles and other assets	7,026	57,802	191	—	65,019
Intercompany receivable	186,625	(186,687)	62	—	—
Investment in subsidiaries	73,589	127	—	(73,716)	—
Total assets	$267,240	$113,769	$253	$(73,716)	$307,546
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,136	$8,926	$—	$—	$12,062
Current portion of long-term debt and capital leases	—	1,894	—	—	1,894
Other current liabilities	—	353	126	—	479
Total current liabilities	3,136	11,173	126	—	14,435
Long-term debt, net of unamortized discount of $3,432, less current portion	206,568	—	—	—	206,568
Capital leases, less current portion	—	3,487	—	—	3,487
Other long-term liabilities	—	2,272	—	—	2,272
Deferred income tax liabilities	(6,458)	23,248	—	—	16,790
Total liabilities	203,246	40,180	126	—	243,552
Stockholders’ equity (deficit)	63,994	73,589	127	(73,716)	63,994
Total liabilities and stockholders’ equity (deficit)	$267,240	$113,769	$253	$(73,716)	$307,546

Consolidating Statement of Operations

For the Three Months Ended September 30, 2011

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$25,846	$—	$—	$25,846
Total operating expenses	—	22,119	—	—	22,119
Income from operations	—	3,727	—	—	3,727
Total other expense, net	(6,380)	(287)	—	—	(6,667)
(Loss) income from continuing operations before income taxes	(6,380)	3,440	—	—	(2,940)
Income tax benefit (expense)	2,418	(1,304)	—	—	1,114
(Loss) income before equity in earnings of unconsolidated subsidiaries	(3,962)	2,136	—	—	(1,826)
Equity in earnings (losses) of unconsolidated subsidiaries	2,136	—	—	(2,136)	—
Net (loss) income	$(1,826)	$2,136	$—	$(2,136)	$(1,826)

Consolidating Statement of Operations

For the Nine Months Ended September 30, 2011

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$78,375	$—	$—	$78,375
Total operating expenses	—	67,358	—	—	67,358
Income from operations	—	11,017	—	—	11,017
Total other expense, net	(19,359)	(953)	—	—	(20,312)
(Loss) income from continuing operations before income taxes	(19,359)	10,064	—	—	(9,295)
Income tax benefit (expense)	7,221	(3,753)	—	—	3,468
(Loss) income before equity in earnings of unconsolidated subsidiaries	(12,138)	6,311	—	—	(5,827)
Equity in earnings (losses) of unconsolidated subsidiaries	6,311	—	—	(6,311)	—
Net (loss) income	$(5,827)	$6,311	$—	$(6,311)	$(5,827)

Consolidating Statement of Operations

For the Three Months Ended September 30, 2010

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$25,408	$—	$—	$25,408
Total operating expenses	—	21,998	—	—	21,998
Income from operations	—	3,410	—	—	3,410
Total other expense, net	(6,384)	(348)	—	—	(6,732)
(Loss) income from continuing operations before income taxes	(6,384)	3,062	—	—	(3,322)
Income tax benefit (expense)	2,321	(1,209)	—	—	1,112
(Loss) income before equity in earnings of unconsolidated subsidiaries	(4,063)	1,853	—	—	(2,210)
Equity in (losses) earnings of unconsolidated subsidiaries	1,853	—	—	(1,853)	—
Net (loss) income	$(2,210)	$1,853	$—	$(1,853)	$(2,210)

Consolidating Statement of Operations

For the Nine Months Ended September 30, 2010

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$74,152	$—	$—	$74,152
Total operating expenses	—	68,165	—	—	68,165
Income from operations	—	5,987	—	—	5,987
Total other expense, net	(9,750)	(9,595)	—	—	(19,345)
Loss from continuing operations before income taxes	(9,750)	(3,608)	—	—	(13,358)
Income tax benefit	3,562	1,318	—	—	4,880
Loss before equity in earnings of unconsolidated subsidiaries	(6,188)	(2,290)	—	—	(8,478)
Equity in (losses) earnings of unconsolidated subsidiaries	(2,290)	—	—	2,290	—
Net (loss) income	$(8,478)	$(2,290)	$—	$2,290	$(8,478)

Consolidating Statements of Cash Flow

For the Nine Months Ended September 30, 2011

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Operating activities
Net (loss) income	$(5,827)	$6,311	$—	$(6,311)	$(5,827)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity interest in net earnings of joint venture	—	(252)	—	—	(252)
Depreciation and amortization	—	13,414	—	—	13,414
Deferred income tax provision	(7,221)	3,753	—	—	(3,468)
Other, net	—	4,142	—	—	4,142
Changes in operating assets and liabilities	13,048	(16,107)	—	6,311	3,252
Net cash provided by operating activities	—	11,261	—	—	11,261
Investing activities
Purchases of property and equipment	—	(4,390)	—	—	(4,390)
Investment in unconsolidated joint venture	—	(392)	—	—	(392)
Distribution received from unconsolidated joint venture	—	333	—	—	333
Net cash used in investing activities	—	(4,449)	—	—	(4,449)
Financing activities
Principal repayments of debt	—	(311)	—	—	(311)
Principal repayments of capital leases	—	(1,243)	—	—	(1,243)
Payment of debt issuance costs	—	(17)	—	—	(17)
Net cash used in financing activities	—	(1,571)	—	—	(1,571)
Net increase in cash	—	5,241	—	—	5,241
Cash, beginning of period	—	7,047	—	—	7,047
Cash, end of period	$—	$12,288	$—	$—	$12,288

Consolidating Statements of Cash Flow

For the Nine Months Ended September 30, 2010

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Operating activities
Net (loss) income	$(8,478)	$(2,290)	$—	$2,290	$(8,478)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity interest in net earnings of joint venture	—	(382)	—	—	(382)
Depreciation and amortization	—	13,830	—	—	13,830
Debt extinguishment costs	—	2,932	—	—	2,932
Deferred income tax provision	(3,562)	(1,318)	—	—	(4,880)
Other, net	—	3,671	—	—	3,671
Changes in operating assets and liabilities	12,040	(511)	—	(2,290)	9,239
Net cash provided by operating activities	—	15,932	—	—	15,932
Investing activities
Purchases of property and equipment	—	(3,850)	—	—	(3,850)
Distribution received from unconsolidated joint venture	—	539	—	—	539
Net cash used in investing activities	—	(3,311)	—	—	(3,311)
Financing activities
Proceeds from issuance of debt	—	206,348	—	—	206,348
Principal repayments of debt	—	(196,464)	—	—	(196,464)
Principal repayments of capital leases	—	(1,268)	—	—	(1,268)
Payment of debt issuance costs	—	(8,936)	—	—	(8,936)
Net cash used in financing activities	—	(320)	—	—	(320)
Net increase in cash	—	12,301	—	—	12,301
Cash, beginning of period	—	5,365	—	—	5,365
Cash, end of period	$—	$17,666	$—	$—	$17,666

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We operate radiation oncology treatment centers for cancer patients. We contract with radiation oncology medical groups, which we refer to as our affiliated physician groups, and their radiation oncologists through long-term management services agreements, or MSAs, to offer cancer patients a comprehensive range of radiation oncology treatment options, including most traditional and next generation services. Radiation oncology treatments are primarily performed with a linear accelerator, or linac, which uses high-energy photons or electrons to destroy the tumor. We currently provide services to a network of 14 affiliated physician groups that treat cancer patients at our 38 radiation oncology treatment centers.

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

Our network of 38 treatment centers is located in 38 markets and includes 16 treatment centers in California, 18 treatment centers in Florida and four treatment centers in Indiana.  We currently have MSAs with 14 affiliated physician groups consisting of approximately 70 physicians, who on average have over 15 years of experience.

We may either develop a treatment center at a “de novo” site or lease a previously existing treatment center and purchase the existing assets within such center. To date, only two of our current 38 treatment centers were developed as a de novo site, and we continue to evaluate opportunities to open additional de novo sites. We seek to purchase treatment centers or develop de novo treatment centers in locations in areas where there is high utilization of radiation oncology services and where we believe that we can maximize our profits by contracting with radiation oncology groups that can significantly benefit from our management services.

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

For the three months ended September 30, 2011, our net revenue, operating income and Adjusted EBITDA were $25.8 million, $3.7 million and $9.1 million, respectively, compared to $25.4 million, $3.4 million and $9.7 million, respectively, for the same period in 2010. For the nine months ended September 30, 2011, our net revenue, operating income and Adjusted EBITDA were $78.4 million, $11.0 million and $27.3 million, respectively, compared to $74.2 million, $6.0 million and $26.7 million, respectively, for the same period in 2010. The year-over-year increase in net revenue, operating income and Adjusted EBITDA was principally due to increased IMRT and IGRT utilization and an increase in the Center for Medicare and Medicaid Services, or CMS, and third party IMRT reimbursement rates for the nine months ended September 30, 2011.

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

Each of our treatment centers is designed to provide a comprehensive array of outpatient programs necessary to treat a cancer patient with radiation therapy. Of our 38 treatment centers, 34 are equipped with a linac that we own or lease. We have an advanced base of technology, including IMRT capabilities in all of our treatment centers and IGRT capabilities in a majority of our treatment centers. Our treatment centers provide a wide variety of therapies, however, our primary therapies are:

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

•                  Image Guided Radiation Therapy or IGRT:  This treatment combines precise three dimensional imaging from computerized tomography scanning or precise x-ray with highly targeted radiation beams via IMRT. This technology allows clinicians to locate a tumor target prior to a radiation oncology treatment, dramatically reducing the need for large target margins, which have traditionally been used to compensate for errors in localization. As a result, the amount of healthy tissue exposed to radiation can be reduced, minimizing the incidence of side effects. The clinical application for expanded treatment sites using IGRT includes the pancreas, lung and liver. These services are provided by 24 of our centers.

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

Net Revenue and Expenses

Net Revenue.  We generate net revenue pursuant to long-term MSAs with affiliated physician groups. Pursuant to these MSAs, we provide our affiliated physician groups use of our facilities, certain clinical services of our treatment center staff and administer the non-medical business functions of our treatment centers, such as technical staff recruiting, marketing, managed care contracting, receivables management, compliance, purchasing, information systems, accounting, human resource management and physician succession planning. In return, our management services revenues include compensation by the affiliated physician groups for expenses incurred in operating our treatment centers plus a fee based on the earnings of our affiliated physician groups, with the exception of one MSA in California, under which we earn our management fee based on a fixed percentage of the affiliated physician group’s net revenue.  Net revenue for the three and nine months ended September 30, 2011 was $25.8 million and $78.4 million, respectively.

The revenue of our affiliated physician groups is generated from reimbursement by third-party payors and government programs. As such, our revenue is generated from our MSAs, but is impacted by the operations of the treatment centers especially as they relate to revenues generated by the affiliated physician groups.

Operating Expenses.  Our operating expenses consist principally of (i) the salaries and benefits we pay to our employees, including our management, billing and collections staff, administrative staff, marketing group and the professionals and employees working at our treatment centers other than the radiation oncologists; (ii) general and administrative expenses, including maintenance, rent, bad debt expense, utilities, insurance and other expenses for our corporate and administrative offices and treatment centers; and (iii) depreciation and amortization. The operating costs of the treatment centers are our responsibility.  Operating expenses for the three and nine months ended September 30, 2011 were $22.1 million and $67.4 million, respectively.

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

On July 19, 2011, we received approval from the State of California to provide cancer patient treatment at our de novo site in Yorba Linda, California.  The de novo site, developed in cooperation with one of our local affiliated physician groups, began providing cancer consultation services during July 2011 and began cancer patient treatments during August 2011.

On May 3, 2011, the Company was notified by Northeast Florida Cancer Services, LLC, or NFCS, an affiliate of Hospital Corporation of America, of its intent to divest of its 51% ownership in Memorial Southside Cancer Center, or Memorial. The Company and Ninth City Landowners, LLP, or Ninth City, each owned a 24.5% interest in Memorial. On August 31, 2011, the Company and Ninth City jointly acquired NFCS’s 51% ownership. As a result of the transaction, the Company and Ninth City each own 50% of Memorial. The assets of the cyber knife business, a component of the Memorial Joint Venture, were distributed to NFCS in addition to cash of approximately $0.8 million, 50% of which was paid by Oncure, representing the difference in the value of the cyber knife assets distributed and the value of the 51% NFCS ownership interest in Memorial. The Company records its ownership interest under the equity method of accounting for an investment in an unconsolidated joint venture.

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

Sources of our Affiliated Physician Groups’ Net Revenue By Payor

Our affiliated physician groups’ net revenue is summarized by payor source in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Third-party payors	57%	56%	55%	54%
Medicare	37%	37%	38%	39%
Medicaid	5%	6%	6%	6%
Self-pay	1%	1%	1%	1%

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

Medicare and Medicaid.  Since cancer disproportionately affects elderly people, a significant portion of our affiliated physician groups’ net revenue is derived from the Medicare program as well as related co-payments. Medicare reimbursement rates are determined by CMS and are typically lower than our rates to third-party payors and self-pay patients. Further, Medicaid reimbursement rates are typically lower than Medicare rates. Government sponsored programs generally reimburse on a fee-for-service basis based on a predetermined reimbursement rate schedule. Medicare reimbursement rates are determined by a formula that typically changes on an annual basis. We depend on payments from government sources and any changes in Medicare or Medicaid programs could result in an increase or decrease in our net revenue and net income.

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

The following table presents summaries of results of operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Statement of Operations Data:
Net revenue	$25,846	$25,408	$78,375	$74,152
Cost of operations:
Salaries and benefits	7,476	8,001	24,341	26,582
Depreciation and amortization	4,328	4,568	13,414	13,830
General and administrative expenses	10,315	9,429	29,603	27,753
Total operating expenses	22,119	21,998	67,358	68,165
Income from operations	3,727	3,410	11,017	5,987
Other income (expense):
Interest expense	(6,714)	(6,740)	(20,093)	(16,206)
Debt extinguishment costs	—	—	—	(2,932)
Loss on interest rate swap	—	—	—	(267)
Equity interest in net earnings of joint venture	90	85	252	382
Interest income and other expense, net	(43)	(77)	(471)	(322)
Total other expense	(6,667)	(6,732)	(20,312)	(19,345)
Loss before income taxes	(2,940)	(3,322)	(9,295)	(13,358)
Income tax benefit	1,114	1,112	3,468	4,880
Net loss	$(1,826)	$(2,210)	$(5,827)	$(8,478)

Comparison of the Three Months Ended September 30, 2011 and 2010

Net revenue.  Net revenue for the three months ended September 30, 2011 was $25.8 million compared to $25.4 million for the same period in 2010, an increase of $0.4 million or 1.6%. The year-over-year increase in net revenue was principally due to a 4% increase in IMRT treatments and a 33% increase in IGRT treatments in 2011, both of which are compensated at a higher rate than CBT, and an increase in CMS and third party IMRT reimbursement rates, partially offset by lower conventional census compared to the same period in 2010.

Salaries and benefits.  Salaries and benefits for the three months ended September 30, 2011 decreased 6.3% or $0.5 million to $7.5 million from $8.0 million for the same period in 2010.  The decrease is primarily due to the adjustment of accrued year-to-date incentive based compensation expense and reductions in employee headcount and related salaries and benefits, offset by the overall effect of mid-year salary increases compared to the same period in 2010.

Depreciation and amortization.  Depreciation and amortization expense for the three months ended September 30, 2011 decreased to $4.3 million compared to $4.6 million for the same period of 2010 primarily due to assets which became fully depreciated.

General and administrative expenses.  General and administrative expenses for the three months ended September 30, 2011 increased $0.9 million to $10.3 million, or 9.6%, from $9.4 million for the three months ended September 30, 2010. The increase was principally due to an increase of $0.2 million in operating lease expense from the addition of three linacs during the second half of

2010, an increase of $0.3 million in equipment related repairs and maintenance expense at the treatment centers, and an increase in other general and administrative expenses of $0.7 million primarily from increased contract physicist expense, center facility rent increases, medical supplies, and professional fees related to an MSA renewal, offset by non-recurring costs incurred in the same period in 2010 associated with operating a temporary vault while replacing a linac at a single-linac treatment center and legal costs related to a lease settlement of $0.7 million.

Interest expense.  Interest expense remained comparable at $6.7 million the three months ended September 30, 2011 and 2010.

Income tax benefit.  Income tax benefit remained comparable at $1.1 million for the three months ended September 30, 2011 compared to the same period in 2010.

Comparison of the Nine Months Ended September 30, 2011 and 2010

Net revenue.  Net revenue for the nine months ended September 30, 2011 was $78.4 million compared to $74.2 million for the same period in 2010, an increase of $4.2 million or 5.7%. The year-over-year increase in net revenue was principally due to a 9% increase in IMRT treatments and a 36% increase in IGRT treatments in 2011, both of which are compensated at a higher rate than CBT, and an increase in CMS and third party IMRT reimbursement rates for the nine months ended September 30, 2011, partially offset by lower conventional census compared to the same period in 2010.

Salaries and benefits.  Salaries and benefits for the nine months ended September 30, 2011 decreased 8.6% to $24.3 million from $26.6 million for the same period in 2010, primarily due to a reduction of $0.8 million of non-recurring severance costs related to the departure of our former CEO in 2010, $0.5 million conditional management retention expense and $0.5 million of other compensation payments approved by the Compensation Committee of the Board of Directors paid in 2010 not included in 2011, and decreased stock option expense of $0.3 million compared to the same period in 2010.

Depreciation and amortization.  Depreciation and amortization expense for the nine months ended September 30, 2011 decreased to $13.4 million compared to $13.8 million for the same period of 2010 primarily due to assets which became fully depreciated.

General and administrative expenses.  General and administrative expenses for the nine months ended September 30, 2011 increased $1.8 million to $29.6 million, or 6.5%, from $27.8 million for the nine months ended September 30, 2010. The increase was principally due to an increase of $0.7 million in operating lease expense from the addition of three linacs during the second half of 2010, an increase of $1.1 million in equipment related repairs and maintenance expense at the treatment centers, $0.4 million in professional fees related to an MSA renewal, and an increase in other general and administrative expenses of $1.9 million primarily from increased bad debt expense, increased contract physicist expense, medical supplies, increased advertising and promotion expense, center facility rent increases, increased property and sales and use taxes, professional fees related to public filings, offset by non-recurring costs incurred in the same period in 2010 associated with operating a temporary vault while replacing a linac at a single-linac treatment center and legal costs related to a lease settlement of $2.7 million.

Interest expense.  Interest expense increased $3.9 million to $20.1 million or 24.1% for the nine months ended September 30, 2011 compared to $16.2 million for the same period in 2010. The increase in interest expense was principally due to the refinancing of debt in 2010 and the issuance of $210.0 million of Senior Notes which bear interest at higher rates than the retired debt.

Income tax benefit.  Income tax benefit decreased $1.4 million to $3.5 million for the nine months ended September 30, 2011 compared to $4.9 million for the same period in 2010.  The decrease was due to a $9.3 million loss before tax for the nine months ended September 30, 2011 compared to a $13.4 million loss before tax for the same period in 2010.

Liquidity and Capital Resources

On May 13, 2010, we concluded an offering for $210.0 million of Senior Notes. Proceeds from the sale of the Senior Notes were used primarily to repay our then existing senior credit facility and subordinated debt. Concurrently with the closing of the offering, our direct wholly-owned subsidiary, Oncure Medical Corp., and each of its direct and indirect subsidiaries entered into a new Revolving Credit Facility with GE Capital Markets, Inc., as sole lead arranger and book manager, General Electric Capital Corporation, as administrative agent and collateral agent, and the other lenders from time to time party thereto.

The Revolving Credit Facility provides for aggregate commitments of up to $40.0 million, including a letter of credit sub-facility of $2.0 million and a swing line sub-facility of $2.0 million, and provides for the increase, at our option, of aggregate commitments by $10.0 million, subject to certain conditions. The Revolving Credit Facility is undrawn as of September 30, 2011 and expires in May 2015.

Our primary ongoing liquidity requirements are expected to be for working capital, debt service, capital expenditures and acquisitions. We may finance these liquidity requirements through a combination of cash on hand, cash flows from operating activities and the incurrence of additional indebtedness, including borrowings under our Revolving Credit Facility.

On May 3, 2011, we were notified by Northeast Florida Cancer Services, or NFCS, an affiliate of Hospital Corporation of America, of its intent to divest of its 51% ownership in the Memorial Southside Cancer Center, or Memorial. On August 31, 2011 we jointly acquired, with Ninth City Landowners, LLP, or Ninth City, NFCS’ 51% ownership. As a result of the transaction both Ninth City and we each own 50% of Memorial. The assets of the cyber knife business were distributed to NFCS in addition to cash of approximately $0.8 million, 50% of which was paid by Oncure, representing the difference in the value of the cyber knife assets distributed and the value of the 51% NFCS ownership interest in Memorial.

As of September 30, 2011, we had total cash and cash equivalents of $12.3 million, $206.9 million of outstanding long-term indebtedness, net of discount, and availability under our revolving credit facility of up to $40.0 million, which may be increased pursuant to the terms of the indenture governing the notes and the agreement governing our Revolving Credit Facility.

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

Cash Flows Provided By Operating Activities

Net cash provided by operating activities decreased $4.6 million to $11.3 million in the nine months ended September 30, 2011 compared to $15.9 million in the same period in 2010. The decrease was primarily a result of a decrease in cash provided by accounts receivable of $4.8 million and an increase of cash utilized for accounts payable and accrued expenses of $4.3 million primarily due to payment of accrued interest, offset by a decrease in net loss of $2.7 million and a decrease in cash utilized for other liabilities of $2.0 million.

Cash Flows Used In Investing Activities

Net cash used in investing activities increased by $1.1 million to $4.4 million for the nine months ended September 30, 2011 from $3.3 million for the nine months ended September 30, 2010. The increase was primarily due to an increase in capital expenditures of $0.5 million and investment in an unconsolidated joint venture of $0.4 million.

For the nine months ended September 30, 2011, $1.3 million of fixed asset expenditures relate to the construction of a de novo cancer center in California.  The cancer center is being developed in connection with an existing physician group with which we have an existing MSA.

Historically, our capital expenditures have been primarily for equipment and information technology software systems and equipment. Capital expenditures for 2011, exclusive of any purchase of radiation oncology treatment centers, are expected to be in a range of $7.0 million to $8.0 million primarily related to equipment purchases and maintenance capital. To the extent that we acquire or internally develop additional radiation oncology treatment centers, we may need to increase our expected capital expenditures.

Cash Used In Financing Activities

Net cash used in financing activities increased by $1.3 million to $1.6 million for the nine months ended September 30, 2011 from $0.3 million for the nine months ended September 30, 2010. The increase was primarily due to payment of principle on debt and capital leases of $1.6 million during the nine months ended September 30, 2011 compared to netting $206.3 million of proceeds from the issuance of Senior Notes in May 2010, offset by $196.6 million in debt repayments, related loan costs of approximately $9.0 million during the nine months ended September 30, 2010 and repayment of capital leases of $1.3 million.

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

Concurrently with the closing of the offering of the Senior Notes, our direct wholly-owned subsidiary, Oncure Medical Corp. and each of its direct and indirect subsidiaries entered into a new senior secured revolving credit facility, or Revolving Credit Facility, with GE Capital Markets, Inc., as sole lead arranger and book manager, General Electric Capital Corporation, as administrative agent and collateral agent, and the other lenders from time to time party thereto. The new Revolving Credit Facility provided for aggregate commitments of up to $40.0 million, including a letter of credit sub-facility of $2.0 million and a swing line sub-facility of $2.0 million, and will provide for the increase, at our option, of aggregate commitments by $10.0 million, subject to certain conditions. The Revolving Credit Facility bears interest at a rate of Prime plus 3.5% (6.75% at September 30, 2011) or LIBOR plus 4.5% (4.72% at September 30, 2011). The revolving line of credit is subject to an unused line fee of 0.75% to be paid quarterly.  The Revolving Credit Facility is undrawn as of September 30, 2011.

On October 26, 2011, Oncure Medical Corp., and each of its direct and indirect subsidiaries, entered into an amendment, or the Amendment, to the Revolving Credit Facility.  The Amendment provides that the quarterly Consolidated Fixed Charge Coverage Ratio compliance test set forth in the Revolving Credit Facility is now only required to the extent that there is an outstanding balance under the Revolving Credit Facility.  In addition, among other things, the Amendment provides that subsequently, if (i) one or more Permitted Acquisitions have occurred with a combined EBITDA (as defined in the Revolving Credit Facility) of at least $4 million and (ii) the Consolidated EBITDA (as defined in the Revolving Credit Facility) of Oncure Medical Corp. is $38 million or more, the Consolidated Fixed Charge Coverage Ratio will no longer be a maintenance test, but rather will be tested only upon a draw or issuance of a letter of credit under the Revolving Credit Facility.

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

The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net loss	$(1,826)	$(2,210)	$(5,827)	$(8,478)
Depreciation and amortization	4,328	4,568	13,414	13,830
Interest expense	6,714	6,740	20,093	16,206
Debt extinguishment costs	—	—	—	2,932
Interest and other income, net	43	77	471	322
Income tax benefit	(1,114)	(1,112)	(3,468)	(4,880)
EBITDA	8,145	8,063	24,683	19,932
Plus:
Stock-based compensation expense	95	191	285	574
Loss on interest rate swap (a)	—	—	—	267
Acquisition related expenses (b)	59	134	80	253
MSA legal expenses (c)	207	—	402	—
Management fees (d)	375	375	1,125	1,125
Severance costs (e)	—	5	—	810
Center closure costs (f)	103	672	203	2,722
Other expenses (g)	88	289	559	1,008
Adjusted EBITDA	$9,072	$9,729	$27,337	$26,691

(a)                                  Loss on interest rate swap that did not qualify for hedge accounting.

(b)                                 Includes expenses for acquisition related expenses.

(c)                                  Represents professional fees related to an MSA renewal.

(d)                                 Represents management fees paid to Genstar.

(e)                                  Represents severance costs related to the departure of our former CEO in 2010 and other workforce reduction costs during the nine month period ended September 30, 2010.

(f)                                    Includes the disposal of assets at a previously closed center and costs related to a services rate reconciliation in 2011; and, temporary vault costs while replacing a linac at a single-linac treatment center and legal costs related to a lease settlement in 2010.

(g)                                 Includes deferred rent amortization of $0.2 million for each of the nine months ended September 30, 2011 and 2010; $0.2 million of costs related to re-organizing physician groups in Florida into a consolidated billing entity for each of the nine months ended September 30, 2011 and 2010; $0.1 million and $0.2 million of professional fees associated with registration of Senior Notes under the Securities Act of 1933 for the nine months ended September 2011 and 2010, respectively; and $0.5 million conditional management retention expense in 2010.

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

On May 13, 2010, we entered into a Credit Agreement for a revolving credit facility which provides for borrowings of up to $40.0 million in total, subject to certain restrictions.  Principal amounts outstanding under the Credit Agreement will bear interest at a rate of Prime plus 3.5% or LIBOR plus 4.5%.  As of September 30, 2011, there were no amounts outstanding under the facility, accordingly, there is no impact from interest rate risk related to our Credit Agreement for the revolving credit.

Our Senior Notes bear fixed interest rates, and therefore, would not be subject to interest rate risk.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes to our internal control over financial reporting during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.   Legal Proceedings

We are from time to time party to legal proceedings which arise in the normal course of business.

Pursuant to a Management Services Agreement (the “ICON MSA”), dated March 1, 2005, by and among USCC Florida Acquisition Corp., FROG Oncure Southside, LLC and Oncure Medical Corp., or collectively, OnCure Medical, and Integrated Community Oncology Network, LLC, or ICON, Oncure Medical currently provides management and administrative services to ICON in exchange for a management fee.  The ICON MSA fixed an initial term to run until October 11, 2011, but provided for an automatic renewal of the MSA for an additional five year term unless (a) there had been a material change in: (i) the management fees provided for in the ICON MSA; (ii) the management services provided pursuant to the ICON MSA; or (iii) ICON’s clinical practice, in each case resulting from action taken by OnCure Medical, and (b) ICON provided OnCure Medical 90-days notice of its intent to terminate.  On July 8, 2011, ICON notified OnCure Medical that it sought to terminate the ICON MSA effective October 11, 2011, alleging material changes in the management fees and management services under the ICON MSA as grounds for the termination.  OnCure Medical and ICON participated in mediation to resolve the matter, but were unable to reach an agreement.  Subsequently, OnCure Medical and ICON attempted to resolve the dispute pursuant to the arbitration provisions provided for in the ICON MSA.  To that end, OnCure Medical and ICON entered into a Standstill Agreement under which each agreed to continue to perform and discharge their respective obligations under the ICON MSA from the date of the Standstill Agreement until either: (i) an arbitrator issues a final award allowing ICON to terminate the ICON MSA; or (ii) the ICON MSA terminates by its own terms or by agreement of the parties.  Oncure Medical and ICON are currently engaged in arbitration.  If Oncure Medical is unsuccessful in enforcing the automatic renewal of the ICON MSA, or if it is unable to negotiate a new management services agreement with ICON on terms that are beneficial to Oncure Medical, the results of operations of the Company could be significantly impacted.

On October 28, 2011, we filed a complaint in the Delaware Court of Chancery against Shyam B. Paryani, M.D., the former Chairman of our board of directors. The complaint alleges that Mr. Paryani breached his fiduciary duties of loyalty to the Company by engaging in self-dealing, self-enrichment, and other actions materially harmful to the Company’s business operations, particularly with regard to the ICON MSA.  The complaint seeks to recover for the damages caused by Mr. Paryani’s breaches, in addition to all costs and expenses incurred in bringing the action.  We do not expect the outcome of this matter to have a material adverse affect on our financial condition, results of operations or cash flows when taken as a whole.

On November 1, 2011, ICON filed a petition for a declaratory statement from the Florida Board of Medicine.  In the petition, ICON claimed that its MSA with OnCure Medical violates federal and state law, including the Florida Anti-Fee Splitting Statute.  We intend to intervene and move to dismiss ICON’s petition.  If we are unsuccessful in dismissing ICON’s petition, and ICON receives a declaratory statement calling the legality of the MSA into question, the associated loss of net revenue from the ICON MSA could have a material adverse affect on our financial condition, results of operations or cash flows.

We are involved in various other lawsuits and claims arising in the ordinary course of business.  These other matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to our consolidated financial position, liquidity or results of operations. Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation, inquiry or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome.  In view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which we are a party or the impact on us of an adverse ruling in such matters.

Item 1A.Risk Factors

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

Our affiliated physician groups’ payor mix is highly focused toward Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 46%, 44%, and 44% of our affiliated physician groups’ net revenue for fiscal years 2008, 2009 and 2010, respectively, consisted of payments from Medicare and Medicaid. These government programs generally reimburse on a fee-for-service basis based on a predetermined reimbursement rate schedule. For Medicare, this is referred to as the Medicare Physician Fee Schedule and many state Medicaid programs use a fixed percentage of the Medicare fee schedule as a basis for their reimbursement rate schedule. Medicare reimbursement rates under the Medicare Physician Fee Schedule are updated on an annual basis using a statutory formula that is applied to all physician specialties. Under the existing statutory formula, payments for the past several years would have decreased without congressional intervention and extensions. For 2010, the Centers for Medicare and Medicaid Services, or CMS, projected a rate reduction of 21.2% from 2009 to 2010 levels (and projected to be a 24.9 percent reduction for 2011) under the statutory formula. Therefore, a number of interim measures were passed to avoid the decrease for 2010, and from June through December 2010, the update factor was increased by 2.2 percent.  For 2011, the Medicare and Medicaid Extenders Act of 2010 which was signed into law on December 15, 2010, froze the 2010 updates through 2011.  Without Congressional intervention, CMS projects a rate reduction of 27.4 percent starting January 1, 2012.  President Obama’s budget for fiscal year 2012 includes measures that would freeze the update factor for an additional two years.  If Congress fails to intervene to prevent the negative update factor for future years through either another temporary measure or a permanent revision to the statutory formula, the resulting decrease in payment will adversely impact our revenues and results of operations.

Effective January 1, 2011, CMS made further adjustments to the Medicare Physician Fee Schedule to increase aggregate payments for those physician specialties that have a higher proportion of their payment rates attributable to operating expenses such as equipment and supplies, which includes radiation oncology. In addition, as a result of adjustments to billing codes identified to be misvalued, radiation oncology specialties are also among the entities that will experience decreases in aggregate payment for this reason. Some of these changes will be transitioned over several years, and CMS estimates that the combined impact of both the increases and decreases for 2011 will be no net reduction in radiation oncology payments.  For 2012, CMS estimates that the combined impact will be a negative 6 percent reduction in radiation oncology payments.  At this time, we do not believe that the regulatory changes will have a material impact on our future revenues.

If our affiliated physician groups terminate or decline to renew their management services agreements, or MSAs, with us, we could be seriously harmed.

The MSAs we enter into with our affiliated physician groups are the result of arms’ length negotiations. Under certain circumstances, the affiliated physician groups are permitted, and may attempt, to terminate their MSAs with us. For example, an MSA can generally be terminated if we commence a voluntary or involuntary case of bankruptcy, fail to perform our duties and responsibilities under the MSA which breaches a material term or condition of the MSA and fail to cure such breach within a specified period, withdraw from participation in the Medicare program, or breach representations and warranties made by us in the MSAs. If any of the larger affiliated physician groups were to succeed in such a termination, our business could be seriously harmed. For the year ended December 31, 2010, approximately 37% of our net revenue came from management fees earned from two of our affiliated physician groups, one of which, the ICON MSA, represents 13% of our revenue and was to automatically renew in 2011 and expire in 2016, and one of which represents 24% of our revenue and expires in 2016. We may in the future have disputes with physician and/or affiliated physician groups that could result in harmful changes to our relationship with them or a termination of an MSA. Likewise, to the extent that our MSAs with affiliated physician groups expire and are not renewed, our business may be adversely affected. Our 14 MSAs are scheduled to expire periodically between 2011 and 2023, with no more than two expiring in any given year, except 2016 when four will expire.

Pursuant to the ICON MSA, Oncure Medical currently provides management and administrative services to ICON in exchange for a management fee.  The ICON MSA fixed an initial term to run until October 11, 2011, but provided for an automatic renewal of the MSA for an additional five year term unless (a) there had been a material change in: (i) the management fees provided for in the ICON MSA; (ii) the management services provided pursuant to the ICON MSA; or (iii) ICON’s clinical practice, in each case resulting from action taken by OnCure Medical, and (b) ICON provided OnCure Medical 90-days notice of its intent to terminate.  On July 8, 2011, ICON notified OnCure Medical that it sought to terminate the ICON MSA effective October 11, 2011, alleging material changes in the management fees and management services under the ICON MSA as grounds for the termination.  OnCure Medical and ICON participated in mediation to resolve the matter, but were unable to reach an agreement.  Subsequently, OnCure Medical and ICON attempted to resolve the dispute pursuant to the arbitration provisions provided for in the ICON MSA.  To that end, OnCure Medical and ICON entered into a Standstill Agreement under which each agreed to continue to perform and discharge their respective obligations under the ICON MSA from the date of the Standstill Agreement until either: (i) an arbitrator issues a final award allowing ICON to terminate the ICON MSA; or (ii) the ICON MSA terminates by its own terms or by agreement of the parties.

Oncure Medical and ICON are currently engaged in arbitration.  If Oncure Medical is unsuccessful in enforcing the automatic renewal of the ICON MSA, or if it is unable to negotiate a new management services agreement with ICON on terms that are beneficial to Oncure Medical, the results of operations of the Company could be significantly impacted.

Our business could be materially harmed by future interpretation or implementation of state laws regarding prohibitions on fee-splitting.

The states in which we operate prohibit the splitting or sharing of fees between physicians and non-physicians. These laws vary from state to state and are enforced by courts and regulatory agencies, each with broad discretion. Some states have interpreted certain types of fee arrangements in management services agreements between entities and physicians as unlawful fee-splitting. If regulatory authorities or other parties successfully asserted a fee-splitting claim in any jurisdiction, we, our affiliated physician groups and their physicians could be subject to civil and criminal penalties and we could be required to restructure our MSAs. Any restructuring of MSAs with affiliated physician groups could result in lower net revenue from such physician groups.  Alternatively, some of our MSAs could be found to be illegal and unenforceable, which could result in the termination of those MSAs and an associated loss of net revenue which could have a material adverse affect on our financial condition, results of operations or cash flows.  On November 1, 2011, ICON filed a petition for a declaratory statement from the Florida Board of Medicine.  In the petition, ICON claimed that its MSA with OnCure Medical violates federal and state law, including the Florida Anti-Fee Splitting Statute.  We intend to intervene and move to dismiss ICON’s petition.  If we are unsuccessful in dismissing ICON’s petition, and ICON receives a declaratory statement calling the legality of the MSA into question, the associated loss of net revenue from the ICON MSA could have a material adverse affect on our financial condition, results of operations or cash flows.

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

We anticipate that changes mandated by PPACA will continue to significantly affect how the healthcare industry operates with respect to Medicare, Medicaid and private health insurance. Specifically, PPACA contains a number of provisions which impact existing government healthcare programs, with a focus on cost-containment, including, among other things, more stringent program integrity measures, new Medicare enrollment criteria and reimbursement changes. PPACA also includes provisions for new payment models, Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. In addition, the legislation expands coverage to more individuals, but the mandatory purchase of insurance have been strenuously opposed by a number of state governors, resulting in their pressing lawsuits challenging the constitutionality of certain provisions of PPACA, and many of these challenges are still pending final adjudication in several jurisdictions, including in the United States Supreme Court. Congress has also proposed a number of legislative initiatives, including possible repeal of PPACA. At this time, it remains unclear whether there will be any changes made to PPACA, whether to certain provisions or its entirety.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted.  Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress.  In the event that the Joint Select Committee is unable to achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, or Congress does not act on the committee’s recommendation, without amendment, by December 23, 2011, an automatic reduction is triggered.  These automatic cuts would be made to several government programs and, with respect to Medicare, would include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. We can give no assurance that the PPACA will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform would affect our business.

We depend on our executive management and we may be materially harmed if we lose any member of our executive management.

Our business is dependent on our ability to retain, hire and motivate talented, highly skilled personnel, including members of our executive management team.  We do not carry key-man life insurance on our executive management team and the loss of key personnel or our inability to attract and retain qualified personnel could have a material adverse effect on our business.  A decision by any of our executive management team to leave our employ, to compete with us or to reduce his involvement on our behalf, could have a material adverse effect on our business.

On July 8, 2011, Dr. Shyam B. Paryani resigned from the Company’s board of directors, including as Chairman of the board of directors.  Separately, on August 29, 2011, L. Duane Choate resigned from his positions as President, Chief Executive Officer and director of the Company effective as of November 1, 2011.  The Company’s board of directors has appointed James D. Nadauld, a current director, to act as Chairman of the board of directors and as interim President and Chief Executive Officer.  The Company’s board of directors has initiated a formal search for a new President and Chief Executive Officer, however, replacing Mr. Choate could be difficult, time consuming and costly.  Our failure to effectuate a smooth transition with respect to the resignations of Mr. Choate and Dr. Paryani could have a material adverse effect on our business.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   (Removed and Reserved)

Item 5.   Other Information

On August 29, 2011, L. Duane Choate provided notice to the board of directors of the Company that he is resigning from his positions as President, Chief Executive Officer and director of the Company, and from any positions he holds as an employee, officer or director of Oncure Medical Corp. and any other subsidiaries and affiliates, effective as of November 1, 2011. The Company’s board of directors has initiated a formal search for a new President and Chief Executive Officer and Mr. Choate continued to serve as President and Chief Executive Officer through November 1, 2011.  On November 2, 2011, the Company’s board of directors appointed James D. Nadauld, a current director and Chairman of the board of directors, as the interim President and Chief Executive Officer.

Item 6.   Exhibits

Reference is made to the Index to Exhibits included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2011.

ONCURE HOLDINGS, INC.

By:	/s/ TIMOTHY A. PEACH
Timothy A. Peach
Chief Financial Officer

Exhibit Index

Exhibit	Description
10.1*	Amendment No. 2 Regarding Credit Agreement, dated as of October 26, 2011.

10.2**	Form of Indemnification Agreement with Directors and Executive Officers of the Company.

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

101***

The following financial information from the quarterly report on Form 10-Q of OnCure Holdings, Inc. for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statement of Income for the three-month and nine-month periods ended September 30, 2011 and 2010, (iii) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

*                                         Filed as an exhibit to the Registrant’s current report on Form 8-K filed on November 2, 2011 and incorporated herein by reference.

**                                  Filed as an exhibit to the Registrant’s current report on Form 8-K filed on November 8, 2011 and incorporated herein by reference.

***                           Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.