Form 10-K
period 2011-12-31
ONCURE HOLDINGS INC
filed 2012-03-27
CIK 1375424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 27, 2012, 26,317,675 shares of OnCure Holdings Inc. common stock were outstanding, none of which were publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference.

OnCure Holdings, Inc.

2011 Annual Report on Form 10-K

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

BASIS OF PRESENTATION

Unless the context indicates otherwise, references to “we,” “our,” “us,” “Oncure” and the “Company” refer to OnCure Holdings, Inc. and its consolidated subsidiaries. References to “Oncure Medical” refer to our wholly-owned subsidiary, Oncure Medical Corp. References to the “guarantors” refer to our subsidiaries that guarantee certain of our indebtedness.

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

Forward-looking statements include, among other things, general market conditions, competition and pricing and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions of future events or performance contained in this annual report under the headings “Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

Item 1.          Business

Company Overview

We operate radiation oncology treatment centers for cancer patients. We contract with radiation oncology medical groups and, in certain cases with integrated group practices, which we refer to as our affiliated physician groups, and their radiation oncologists through long-term management services agreements, or MSAs, to offer cancer patients a comprehensive range of radiation oncology treatment options. Radiation oncology treatments are primarily performed with a linear accelerator, or linac, which uses high-energy photons or electrons to destroy a tumor. We currently provide services to a network of 11 affiliated physician groups that treat cancer patients at our 38 radiation oncology treatment centers.

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

Our network of 38 treatment centers includes 16 treatment centers in California, 18 treatment centers in Florida and four treatment centers in Indiana.  We currently have MSAs with 11 affiliated physician groups consisting of approximately 65 physicians, who on average have over 15 years of experience.

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

Our treatment centers are fitted with clinical technological equipment that allows our affiliated physician groups to provide cancer patients the highest quality of care through clinically advanced treatment options. The early and continual adoption of cutting-edge technology by the physicians in our affiliated physician groups has enabled rapid sharing of this knowledge and best practices across the network to drive superior clinical results. Early adoption and appropriate utilization of these next generation technologies have resulted in more attractive reimbursement rates for our affiliated physician groups.

For the year ended December 31, 2011, our net revenue, operating income and Adjusted EBITDA (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) were $103.3 million, $12.0 million and $35.3 million, respectively, compared to $99.8 million, $9.2 million and $36.0 million, respectively, for the same period in 2010. The year-over-year increase in net revenue and operating income were principally due to one additional treatment day in 2011 compared to 2010, an increase in IMRT and IGRT utilization for patient treatments, an increase in the Center for Medicare and Medicaid Services, or CMS, reimbursement rates and improved collections on third party IMRT billing for the year ended December 31, 2011.

We were originally formed as a Delaware corporation in 1998. In 2006, we were acquired by Genstar Capital, LLC, or Genstar, and its affiliates. Our Internet website address is www.oncure.com (the information available at our website address is not incorporated by reference into this report). Substantially all of our subsidiaries were originally acquired in connection with the acquisitions of our various treatment centers and are currently dormant. Certain other subsidiaries including USCC Acquisition Corp., USCC Florida Acquisition Corp. and US Cancer Care, Inc. were formed by Oncure Medical Corp. and currently serve as operating entities and are parties to certain of our MSAs. Our periodic reports are filed electronically with the United States Securities and Exchange Commission, or the SEC, and are available for free at the SEC’s website at www.sec.gov.

Our Services

Radiation therapy treatments are primarily performed with a linac which uses high-energy photons or electrons to destroy a tumor. Courses of treatment typically last from four to nine weeks. In advance of the actual treatments, a typical patient is provided the following services: (i) the patient is examined, counseled and advised of treatment options by a radiation oncologist; (ii) the agreed upon course of treatment is planned by a physicist under the oncologist’s direction; (iii) a trained dosimetrist designs and verifies that the treatment plan’s radiation dose and targeting are properly calibrated in the software that controls the linac; (iv) a trained radiation therapy technologist assists the patient to, and positions the patient on, the linac and (v) the technologist verifies the planned dose and beam target before delivering the radiation oncology treatment. Through the use of our treatment centers and equipment, our affiliated physician groups offer a wide array of radiation oncology treatments to cancer patients. The radiation oncologists maintain full control over the provision of medical services at our treatment centers while we provide the non-medical business functions, such as technical staff recruiting, marketing, managed care contracting, receivables management and compliance, purchasing, information systems, accounting, human resource management and physician succession planning. Many of our radiation oncology treatment centers also offer support services designed to enhance the patient experience such as support groups, psychological and nutritional counseling and transportation assistance.

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

Each of our treatment centers is designed to provide a comprehensive array of outpatient programs necessary to treat a cancer patient with radiation therapy. Of our 38 treatment centers, 34 are equipped with a linac that we own or lease. We have an advanced base of technology, including IMRT capabilities in all of our treatment centers and IGRT capabilities in a majority of our treatment centers. Our treatment centers provide a wide variety of therapies, however, our primary therapies are:

•                  Conventional Beam Therapy, or CBT:  The dominant form of radiation oncology treatment, which may result in relatively high radiation exposure with limited precision, CBT enables radiation oncologists to utilize linac machines to direct radiation beams at the tumor location. After clinical treatment planning is completed, the final configuration of the treatment parameters in the linacs is tested on the patient using a computerized fluoroscopic simulator or by means of computer simulation. The simulator is employed to test the prescribed coordinates of the beam for effective treatment and minimization of exposure (and, therefore, risk of injury) of healthy tissue and critical body structures. Before radiation is administered, custom protective blocks are designed and shaped for each patient to ensure that non-targeted tissue is blocked as thoroughly as possible from radiation. These services are provided by all of our centers.

•                  Intensity Modulated Radiation Therapy, or IMRT:  This state-of-the-art cancer treatment method utilizes computer-controlled x-ray accelerators to deliver precise doses of radiation that conform to the three dimensional shape of the tumor by modulating the intensity of an external beam. By targeting tumors more precisely than is possible with CBT, IMRT can deliver higher radiation doses directly to cancer cells while sparing surrounding healthy tissue. These services are provided by all of our centers.

•                  Image Guided Radiation Therapy, or IGRT:  This treatment combines precise three dimensional imaging from computerized tomography scanning or precise x-ray with highly targeted radiation beams via IMRT. This technology allows clinicians to locate a tumor target prior to a radiation oncology treatment, dramatically reducing the need for large target margins, which have traditionally been used to compensate for errors in localization. As a result, the amount of healthy tissue exposed to radiation can be reduced, minimizing the incidence of side effects. The clinical application for expanded treatment sites using IGRT includes the pancreas, lung and liver. These services are provided by 24 of our centers.

In addition to the above mentioned therapies, we also offer other advanced services at various of our centers, including:

•                  Positron Emission Tomography, or PET—Computed Tomography or CT:  PET involves the injection of radioactive isotopes into a patient to obtain images of metabolic physiologic processes. The application of PET in the detection of cancer has become significant as it was the first diagnostic procedure that can detect and monitor a patient’s metabolic malignancies. PET/CT provides information that is not available with other medical imaging and combines the metabolic cancer cells detection of PET with an anatomical picture of the tumor on a CT. These services are provided by nine of our centers.

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

•                  Stereotactic Radiosurgery, or SRS:  Enables delivery of concentrated, precise, high dose radiation beams to localized tumors. Historically, stereotactic radiosurgery was used primarily for contained lesions of the brain but recent advancements in imaging technologies have allowed more types of tumors to be targeted, therefore broadening the use of stereotactic radiosurgery for extra-cranial cancers. These services are provided by six of our centers.

Our Operations

We operate all of our treatment centers pursuant to MSAs between affiliated physician groups and our wholly-owned subsidiaries. Our MSAs generally require us to provide our treatment centers with technical staff, marketing, managed care contracting, receivables management, compliance, purchasing, information systems, accounting, human resource management and physician succession planning. Pursuant to our MSAs, our management services revenues include compensation by the affiliated physician groups for expenses incurred in operating our treatment centers plus a fee based on the earnings of our affiliated physician groups, with the exception of one MSA in California, under which we earn our management fee based on a fixed percentage of the affiliated physician group’s net revenue. As such, the operating costs of the treatment centers are our responsibility.

Our California treatment centers accounted for approximately 53%, 53% and 52% of our net revenues during fiscal years 2011, 2010 and 2009, respectively.  Our Florida treatment centers accounted for approximately 34%, 34% and 34% of our net revenues during fiscal years 2011, 2010 and 2009, respectively.  We have two MSAs that generated approximately 25% and 13% of revenue, respectively, for the year ended December 31, 2011, 24% and 13% of revenue, respectively, for the year ended December 31, 2010, and 23% and 13% of revenue, respectively for the year ended December 31, 2009.  Our MSA with a California affiliated physician group, which accounted for 25% of revenue in 2011, expires in 2016, while our MSA with a Florida affiliated physician group, which accounted for 13% of revenue in 2011, was to automatically renew in 2011 and expire in 2016. In July 2011, we were notified that the Florida treatment centers intended to terminate our MSA effective October 11, 2011. That MSA was not terminated and we continue to operate the Florida treatment centers while we negotiate amendments to the applicable MSA. For a more complete discussion of our MSA with the Florida affiliated physician group, see “Legal Proceedings.”

Treatment Center Operations.  Our treatment centers are designed to deliver high-quality radiation therapy in a patient-friendly environment. Each of our treatment centers is equipped to provide a comprehensive array of outpatient programs necessary to treat a cancer patient with radiation therapy. We have an advanced base of technology, including IMRT capabilities in all of our treatment centers and IGRT capabilities in a majority of our treatment centers. In addition, our physician groups offer other advanced services, including PET/CT and SRS.

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

Recruitment, Retention and Development of Highly Skilled Professionals.  We believe that our patient-focused staff and culture of providing extraordinary patient experiences is the foundation of our success. We believe that our highly skilled professionals give us a competitive advantage. The ability to recruit talented employees allows our affiliated physician groups to effectively treat our patients, improve referral source relationships and pursue our growth strategies. We attract and retain employees by offering a culture of excellence, the ability to work in state-of-the-art treatment centers, continuing education, competitive pay, incentive programs and opportunities for advancement.

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

Employees

As of December 31, 2011, we had approximately 430 employees. None of our employees are party to a collective bargaining agreement and we consider our relationships with our employees to be good.

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

Competition

The radiation therapy market is highly fragmented and our business is highly competitive. The principal competitive factors are strength of patient referrals, patient service and satisfaction, quality of care, radiation oncologists’ experience and expertise, strength of operational systems, access to advanced treatment procedures and planning techniques, ease of physical access, breadth of managed care contract coverage, management strength and regional network market share. Multiple sources of competition exist, including sole practitioners, single and multiple specialty physician groups, hospitals and other operators of radiation therapy centers. The increased utilization of next generation technologies, such as IMRT or IGRT, will continue to be a key driver of our growth. In addition, we believe our competitive position will be improved by focusing on the quality of patient care, maximizing same center operating performance, expanding by acquisitions in targeted geographic regions, and developing new treatment centers and pursuing additional joint venture opportunities.

Regulation

The healthcare industry is highly regulated and the federal and state laws and regulations that affect our business are significant. Many of the Federal authorities address reimbursement and activities affecting government healthcare programs that are financed, at least in part, with federal money, including the Medicare and Medicaid programs. State authorities address individual state healthcare programs and the activities involving such things as licenses for certain healthcare professionals and providers and the quality of healthcare services in the state, regardless of the source of payment. The significant areas of federal and state regulatory laws that could affect our ability to conduct our business include those regarding:

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

We estimate that approximately 45%, 44% and 44% of our affiliated physician groups’ net revenue for fiscal years 2011, 2010 and 2009, respectively, consisted of reimbursements from the Medicare and Medicaid programs. In order to participate in these, each provider must meet applicable regulations and requirements relating to, among other things, the specific type of facility, including, operating policies and procedures, equipment, personnel, standards of medical care and compliance with applicable federal, state and local laws. Our affiliated physician groups and their physicians are enrolled to participate in the Medicare and Medicaid programs.

Federal Law

A number of federal laws that affect our business include those that affect how claims are to be filed with government healthcare programs, such as the Medicare or Medicaid programs, as well as how healthcare providers are organized and operate.  These laws generally prohibit inducements for the referral of business reimbursable under governmental healthcare program, such as the Medicare and Medicaid programs, and the provision of certain services by a provider to a patient if the patient was referred by a physician with which the provider has certain types of financial relationships.

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

Under the False Claim Act’s “whistleblower” provisions, a private individual is permitted to bring an action on behalf of the government alleging that the defendant has defrauded the government. After the individual has initiated the lawsuit, the government must decide whether to intervene (and become the primary prosecutor) or decline to join, in which case the individual may choose to pursue the case alone and retain primary control over the prosecution. If the litigation is successful, the individual is entitled to a percentage of whatever the government recovers, ranging from 15-30%, depending on whether the government intervened and other factors. Recently, the number of suits brought against healthcare providers by individuals has increased dramatically. Under the Deficit Reduction Act of 2005, states are being encouraged to adopt legislation similar to the federal False Claims Act to establish liability for the submission of fraudulent claims to the state Medicaid program. Even where a whistleblower action is dismissed with no monetary judgment, we may incur substantial legal fees and other costs relating to an investigation. Liability under the False Claims Act would adversely affect our financial performance and our ability to operate our business.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, PPACA), also known as health care reform. PPACA, among other things, heightens potential liability under the federal False Claims Act by allowing more whistleblower lawsuits alleging violations through a narrowing of the triggers for the public disclosure bar. The public disclosure bar, which previously served to protect the health care industry from opportunistic whistleblower lawsuits, prohibits whistleblower lawsuits based on information that has already been publicly disclosed in certain ways. PPACA also amended the False Claims Act so that the public disclosure bar is not jurisdictional and does not require dismissal if the government opposes dismissal. Finally, PPACA relaxes the requirement that the whistleblower, where there has been a public disclosure, have direct knowledge of the action and merely requires that the whistleblower have independent knowledge which adds materially to the publicly disclosed allegations. If an individual were to file such a suit against us, even if without merit, we could incur significant legal fees in investigating and defending the action.

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

HIPAA.  HIPAA, as amended by HITECH, establishes not only civil and criminal liability in connection with the federal statutes discussed above, but also provides protections for the security and privacy of individually identifiable health information maintained or transmitted by covered entities, including healthcare providers.  HIPAA also establishes uniform standards governing the conduct of certain electronic health care transactions.

HHS has issued regulations and standards pursuant to HIPAA, designed to protect the privacy and security of individually identifiable healthcare information, also known as protected health information, or PHI. The requirements and restrictions contained in these regulations apply to us and our treatment centers. We have been required to comply with the regulations and standards since April 14, 2003. The regulations, which are described more fully below, include:

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

If we fail to comply with the HIPAA regulations and standards, we and/or our affiliated physician groups may be subject to civil monetary penalties and, in certain circumstances, criminal penalties. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included the HITECH Act which made a variety of changes to HIPAA, including the creation of a multi-tier approach for civil monetary penalties applicable to HIPAA violations.

The HIPAA regulations related to privacy establish comprehensive federal standards restricting the use and disclosure of PHI. In addition to establishing limits on the use and disclosure of PHI, the privacy regulations provide for patients’ rights, including rights to access, to request amendment and to receive an accounting of certain disclosures of PHI. The privacy regulations do not supersede state laws that are more stringent or grant greater privacy rights to individuals. Thus, we must additionally comply with other state privacy laws. We have implemented extensive policies and procedures designed to protect our affiliated physician groups’ patients’ privacy and have designated a Privacy Officer to comply with these regulations. We believe our operations are in material compliance with the privacy regulations, but there can be no assurance that the federal government would determine that we are in compliance.

The HIPAA security regulations establish detailed requirements for safeguarding PHI that is electronically transmitted or electronically stored. We have implemented extensive policies and procedures designed to protect our affiliated physician groups’ patients’ protected health information and have appointed a Security Officer to comply with these regulations. Nevertheless, there can be no assurances that the government would deem us to be in full compliance with the security regulations.

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

There are several aspects of our relationships with physicians to which the Anti-Kickback Statute may be relevant. As billing agents for our affiliated physician groups, we claim reimbursement from Medicare or Medicaid for services that are ordered, in some cases, by our radiation oncologists who hold shares, or options to purchase shares, of our common stock. In addition, other physicians who become investors in us pursuant to or after the private note offering may refer patients to us for those services. Although neither the existing nor potential investments in us by physicians qualify for protection under the safe harbor regulations, we do not believe that these activities fall within the type of activities the Anti-Kickback Statute was intended to prohibit.  We also claim reimbursement from Medicare and Medicaid for services referred from other healthcare providers with whom we have financial arrangements. While we believe that all of these arrangements generally fall within applicable safe harbors or otherwise do not violate the law, there can be no assurance that the government will agree, in which event we could be harmed.

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

PPACA created new provisions applicable to the Stark Law exception for in-office ancillary services. These provisions are designed to prevent unnecessary referrals for specialists. For MRI, CT, PET and any other designated health service, the referring physician is required to (i) inform the patient in writing at the time of the referral to his own physician group that the patient may obtain the services from any provider; and (ii) provide the patient with a written list of providers who furnished such services in the area where the patient lives. PPACA also creates a voluntary self-disclosure protocol for violations of the Stark Law and authorizes HHS to reduce the amount due and owing for violations taking into consideration various factors in HHS’ discretion. The Stark Law also prohibits “circumvention schemes” designed to obtain referrals indirectly that cannot be made directly. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid program in violation of the Stark Law is subject to civil monetary penalties for each claim submitted, an assessment of up to three times the amount claimed, and possible exclusion from participation in federal health care programs. Claims submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts in connection with a prohibited referral is legally obligated to refund such amounts.

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

Reimbursement, Cost Containment and Claims Reviews

Reimbursement and Cost Containment.  We provide a full range of radiation therapy services for the treatment of cancer. These services include the initial consultation, clinical treatment planning, simulation, medical radiation physics, dosimetry, treatment devices, special services and clinical treatment management procedures. These services generally are reimbursed, at least in part, by third-party payors, such as government healthcare programs such as Medicare and Medicaid, and private insurance companies.  To report the procedures, we are required by third-party payors to identify the services performed using certain codes or data code sets. Coding and billing for radiation therapy is complex. We maintain a staff of coding professionals responsible for interpreting the services documented on the patients’ charts to determine the appropriate coding of services for billing of third-party payors. In addition, we do not provide coding and billing services to hospitals where our affiliated physician groups are providing only their professional services for the patient’s radiation oncology treatment.  We provide training for our coding staff and believe that our coding and billing expertise results in appropriate and timely reimbursement.

We derived approximately 45%, 44%, and 44% of our affiliated physician groups’ net revenue for the years ended December 31, 2011, 2010 and 2009, respectively, from payments made by Medicare and Medicaid. Therefore, our net revenue, whether from providers such as hospitals, who pay us under a contractual arrangement and bill third-party payors, or from our direct billing, are impacted by Medicare and Medicaid laws, regulations and cost containment initiatives.

Under the Medicare program, the federal government pays for physician services under the Medicare Physician Fee Schedule, derived from a resource-based relative value scale, or RBRVS. The RBRVS is used to assign a weight that measures the resources used for identified physician services relative to a benchmark service. These weights are then converted to a respective dollar amount to establish Medicare payment amounts. The Medicare Physician Fee Schedule is updated each calendar year using a statutory formula which may result in increases or decreases in physician payments. The Centers for Medicare & Medicaid Services (“CMS”), responsible for implementing Medicare program, promulgates regulations to implement the annual changes in the Medicare Physician Fee Schedule. Under the existing Medicare statutory formula, payments under the Physician Fee Schedule would have decreased over the past several years, but Congress has intervened with legislation to prevent the decreases.

For 2011, the Medicare and Medicaid Extenders Act of 2010 which was signed into law on December 15, 2010, froze the 2010 updates through 2011.  On February 22, 2012, President Obama signed into law the Temporary Payroll Tax Cut Continuation Act of 2011, which extends the Medicare physician payment cut schedule, with a 0% update, thereby allowing for continuation of current physician payment levels through 2012. President Obama’s budget for fiscal year 2012 includes measures that would freeze the update factor for an additional two years.  If Congress fails to intervene to prevent the negative update factor in future years, the resulting decrease in payment will adversely impact our revenues and results of operations.

In addition, for the 2010 updates to the Medicare Physician Fee Schedule, CMS announced a number of changes, which included, among other things, a change to the data source used to calculate the practice expense component of the Medicare Physician Fee Schedule. Some of these changes are still being transitioned, and CMS estimated that the impact for 2011 would be no reduction in radiation oncology (and a 6% payment reduction when fully implemented). For 2012, CMS estimates that the impact will be a 6% reduction in radiation oncology. The estimated impacts are calculated prior to the application of the annual update factor, which is discussed above.  Such changes may result in reductions in payment rates for procedures provided by our affiliated physician groups.

Rates paid by private third-party payors, including those that provide Medicare supplemental insurance, are based on established physician fees and are generally higher than Medicare payment rates.  However, RBRVS-type payment systems also have been adopted by certain private third-party payors and may become a predominant payment methodology. Broader implementation of such programs could reduce payments by private third-party payors and could indirectly reduce our operating margins to the extent that the cost of providing management services related to such procedures would not be proportionately reduced. To the extent our costs increase, our affiliated physician groups may not be able to recover such cost increases from government reimbursement programs. In addition, because of cost containment measures and market changes in non-governmental insurance plans, we may not be able to shift cost increases to non-governmental payors. Changes in the RBRVS could result in a reduction from historical levels in per patient Medicare revenue received by our affiliated physician groups; however, we do not believe such reductions would, if implemented, result in a material adverse effect on us.

Third-party payors may also impose limits on reimbursement through coverage policies for radiation therapy services. In addition, over the years there have been a number of healthcare reform measures proposed and adopted that impact our reimbursement.  We expect that PPACA will substantially change the way health care is financed by both governmental and private insurers and may negatively impact payment rates for certain services. In addition, Medicare, Medicaid and other government sponsored healthcare programs are increasingly shifting to some form of managed care. Although governmental payment reductions have not materially affected us in the past, it is possible that such changes in the future could have a material adverse effect on our financial condition and results of operations, particularly given the sweeping changes provided for in PPACA. We expect that there will continue to be proposals to reduce or limit Medicare and Medicaid payment for services.  Furthermore, changes in the mix of patients between non-governmental payors and government sponsored healthcare programs, and among different types of non-government payor sources, could have a material adverse effect on us.

Claim Reviews.  Payors periodically reevaluate the payments made for services. Reimbursement received from payors therefore are subject to subsequent audits during which proper coding and other billing practices may be examined, among other things. Retroactive adjustments of revenue from these programs could occur. In some cases, government payors such as Medicare and Medicaid also may seek to recoup payments already made through offsets against future services or otherwise delay future payments. Any such action by payors would have an adverse affect on our net revenue and earnings.

In addition, due to the uncertain nature of coding for radiation therapy services, we could be required to change coding practices which could have a material adverse effect on our operating results and financial condition.

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

Item1A. Risk Factors

You should carefully consider the risks described below together with all of the other information in this Annual Report on Form 10-K and in our other filings with the SEC, including subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business and operations. The occurrence of these known and unknown risks could materially and adversely affect our business, financial condition, cash flows or results of operations.

Risks Related to Our Business

We depend on revenues generated by our affiliated physician groups from Medicare and Medicaid programs for a significant amount of our net revenue and our business could be materially harmed by any changes that result in reimbursement reductions.

Our affiliated physician groups’ payor mix is highly focused toward Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 45%, 44%, and 44% of our affiliated physician groups’ net revenue for fiscal years 2011, 2010 and 2009, respectively, consisted of payments from Medicare and Medicaid. These government programs generally reimburse on a fee-for-service basis based on a predetermined reimbursement rate schedule. For Medicare, this is referred to as the Medicare Physician Fee Schedule and many state Medicaid programs use a fixed percentage of the Medicare fee schedule as a basis for their reimbursement rate schedule. Medicare reimbursement rates under the Medicare Physician Fee Schedule are updated on an annual basis using a statutory formula that is applied to all physician specialties. Under the existing statutory formula, payments for the past several years would have decreased significantly without congressional intervention and extensions.  For 2011, the Medicare and Medicaid Extenders Act of 2010 which was signed into law on December 15, 2010, froze the 2010 updates through 2011.  On February 22, 2012, President Obama signed into law the Temporary Payroll Tax Cut Continuation Act of 2011, which replaced the Medicare physician payment cut schedule, with a 0% update, thereby allowing for continuation of current physician payment levels through 2012.  Without Congressional intervention, CMS projected a rate reduction of 27.4% for 2012.  President Obama’s budget for fiscal year 2012 includes measures that would freeze the update factor for an additional two years.  If Congress fails to intervene to prevent the negative update factor prior for future years, through either another temporary measure or a permanent revision to the statutory formula, the resulting decrease in payment will adversely impact our revenues and results of operations.

Effective January 1, 2011, CMS made further adjustments to the Medicare Physician Fee Schedule to increase aggregate payments for those physician specialties that have a higher proportion of their payment rates attributable to operating expenses such as equipment and supplies, which includes radiation oncology. In addition, as a result of adjustments to billing codes identified to be misvalued, radiation oncology specialties are also among the entities that will experience decreases in aggregate payment for this reason. Some of these changes will be transitioned over several years, and CMS estimates that the combined impact will be a negative 6% reduction in radiation oncology payments.  At this time, we do not believe that the regulatory changes will have a material impact on our future revenues.

If revenues generated by our affiliated physician groups by managed care organizations and other third-party payors decrease, our net revenue and profitability would be adversely affected.

We estimate that approximately 54%, 55%, and 55% of our affiliated physician groups’ net revenue for fiscal years 2011, 2010 and 2009, respectively, was derived from payments by third-party payors such as managed care organizations and private health insurance programs. These third-party payors generally pay for the services rendered to an insured patient based upon predetermined rates. While third-party payor rates are generally higher than government program reimbursement rates, if managed care organizations and other private insurers reduce their rates or our affiliated physician groups experience a significant shift toward additional Medicare or Medicaid reimbursements, then our net revenue and profitability will decline and our operating margins will be reduced. Any inability to maintain suitable financial arrangements with third-party payors could have a material adverse impact on our business.

Our treatment centers are concentrated in Florida and California, which makes us particularly sensitive to regulatory, economic and other conditions that affect those states.

Our California treatment centers accounted for approximately 53%, 53% and 52% of our net revenues during fiscal years 2011, 2010 and 2009, respectively, and our Florida treatment centers accounted for approximately 34%, 34% and 34% of our net revenues during fiscal years 2011, 2010 and 2009, respectively. If our treatment centers in these states are adversely affected by changes in regulatory, economic and other conditions, our net revenue and profitability may decline.

Pressure to control healthcare costs could have a negative impact on our results.

One of the principal objectives of managed care organizations (such as health maintenance organizations and preferred provider organizations) is to control the cost of healthcare services. Healthcare providers participating in managed care plans may be influenced to refer patients seeking radiation therapy for their cancer treatment to certain providers depending on the plan in which a covered patient is enrolled. The expansion of health maintenance organizations, preferred provider organizations and other managed care organizations within the geographic areas covered by our treatment centers could have a negative impact on the utilization and pricing of our services, because these organizations may exert greater control over patients’ access to radiation therapy services, the selections of the provider of such services and reimbursement rates for those services. For a more complete discussion of the foregoing, see “Business — Reimbursement, Cost Containment and Claims Reviews.”

Reforms to the United States healthcare system may adversely affect our business.

A significant portion of the payments at our treatment centers are derived from government healthcare programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We estimate that approximately 45% of our affiliated physician groups’ 2011 revenue was derived from government healthcare programs. National healthcare reform remains a focus at the federal level. In March 2010, President Obama signed into law the PPACA.

The changes mandated by PPACA have significantly affected and will continue to affect how the healthcare industry operates with respect to Medicare, Medicaid and private health insurance. Specifically, PPACA contains a number of provisions which impact existing government healthcare programs, with a focus on cost-containment, including, among other things, more stringent program integrity measures, new Medicare enrollment criteria and reimbursement changes. PPACA also includes provisions for new payment models. In addition, the legislation expands coverage to more individuals, but the mandatory purchase of insurance has been opposed by a number of state governors, resulting in lawsuits challenging the constitutionality of certain provisions of PPACA, and many of these challenges are still pending final adjudication in several jurisdictions, including in the United States Supreme Court. Congress has also proposed a number of legislative initiatives, including possible repeal of PPACA. At this time, it remains unclear whether there will be any changes made to PPACA, whether to certain provisions or its entirety.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted.  Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress.  The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs.  This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. We can give no assurance that PPACA, or other legislation, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform would affect our business.

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

We depend on our executive management and we may be materially harmed if we lose any member of our executive management team.

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

On July 8, 2011, Dr. Shyam B. Paryani resigned from our board of directors, including as Chairman of the board of directors.  Separately, on August 29, 2011, L. Duane Choate resigned from his positions as our President, Chief Executive Officer and director effective as of November 1, 2011.  Our board of directors appointed James D. Nadauld, a current director, to act as Chairman of the board of directors.  On November 28, 2011, we appointed George P. McGinn, Jr. as President and Chief Executive Officer, replacing James D. Nadauld who had been serving as interim President and Chief Executive Officer.  On January 6, 2012, Joseph Stork resigned from his positions as Senior Vice President and Chief Development Officer.  Our continuing development projects will be coordinated by HealthCare Markets Group, a healthcare advisory and investment banking firm that works in coordination with its clients on the formulation and execution of sound business strategies to promote future growth.

If our affiliated physicians groups terminate or decline to renew their management services agreements, or MSAs, with us, we could be seriously harmed.

The MSAs we enter into with our affiliated physician groups are the result of arms’ length negotiations. Under certain circumstances, the affiliated physician groups are permitted, and may attempt, to terminate their MSAs with us. For example, an MSA can generally be terminated if we commence a voluntary or involuntary case of bankruptcy, fail to perform our duties and responsibilities under the MSA which breaches a material term or condition of the MSA and fail to cure such breach within a specified period, withdraw from participation in the Medicare program, or breach representations and warranties made by us in the MSAs. If any of the larger affiliated physician groups were to succeed in such a termination, our business could be seriously harmed. For the year ended December 31, 2011, approximately 38% of our net revenue came from management fees earned from two of our affiliated physician groups, one of which, a Management Services Agreement (the “ICON MSA”), dated March 1, 2005, by and among USCC Florida Acquisition Corp., FROG Oncure Southside, LLC and Oncure Medical Corp., or collectively, OnCure Medical, and Integrated Community Oncology Network, LLC, or ICON, represents 13% of our revenue and was to automatically renew in 2011 and expire in 2016, and one of which represents 25% of our revenue and expires in 2016. In July 2011, ICON notified us that it intended to terminate the ICON MSA effective October 11, 2011. If Oncure Medical is unsuccessful in enforcing the automatic renewal of the ICON MSA, or if it is unable to negotiate a new management services agreement with ICON on terms that are beneficial to Oncure Medical, the results of operations of the Company could be significantly impacted.

We may in the future have disputes with physician and/or affiliated physician groups that could result in harmful changes to our relationship with them or a termination of an MSA. Likewise, to the extent that our MSAs with affiliated physician groups expire and are not renewed, our business will be adversely affected. Our 11 MSAs are scheduled to expire periodically between 2012 and 2023, with no more than two expiring in any given year, except 2016 when four will expire.

Negative economic conditions could adversely affect our business.

The economy and capital and credit markets have experienced and may continue to experience turmoil and upheaval. Many major economies worldwide entered significant economic recessions in 2007 and some continue to experience economic weakness. Ongoing concerns about the systemic impact of potential long-term and widespread recession and potentially prolonged economic recovery, volatile energy costs, geopolitical issues, the availability, cost and terms of credit, consumer and business confidence, substantially increased and potentially increasing unemployment rates, the ongoing crisis in the global housing and mortgage markets and increased market uncertainty and instability in both the United States and international capital and credit markets have all contributed to increased market volatility and diminished expectations for both established and emerging economies. Continued turbulence in the United States and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing debt instruments and to access the capital markets and obtain capital lease financing to meet liquidity needs. As of December 31, 2011 we had $210.7 million of total indebtedness of which $207.0 million, net of $3.0 million discount, relates to the notes and matures on May 15, 2017.

Our growth strategy depends in part on our ability to acquire and develop additional treatment centers on favorable terms. If we are unable to do so, our future growth could be limited.

We may be unable to identify, negotiate and consummate suitable acquisition and development opportunities on reasonable terms. We began operating our first radiation oncology treatment center in 1998, and have grown to operate 38 radiation oncology treatment centers. We expect to continue to add additional treatment centers in our existing and new regional markets. Our growth, however, will depend on several factors, including:

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

If we, or any of the physician groups with which we contract, fail to comply with federal and state documentation, coding and billing rules, both we and they could be subject to civil and/or criminal penalties, loss of licenses and exclusion from the Medicare and/or Medicaid programs. Approximately 45%, 44% and 44% of our affiliated physician groups’ net revenue for fiscal years 2011, 2010 and 2009, respectively, consisted of payments from Medicare and Medicaid programs. In billing for services to third-party payors, complex documentation, coding and billing rules must be followed. These rules are based on federal and state laws, rules and regulations, various government pronouncements and industry practice. Failure to follow these rules could result in potential criminal or civil liability under the federal False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes. PPACA relaxes the knowledge requirements for filing whistleblower complaints, and while the full impact of these changes is not yet know, they are predicted to increase whistleblower lawsuits. While we strive to comply with applicable federal and state documentation, coding, and billing requirements, and the charges submitted on behalf of our affiliated physician groups are carefully and regularly reviewed as part of our compliance program, there can be no assurances that governmental investigators, private insurers or private whistleblowers will not challenge these practices. A challenge could result in a material adverse effect on our business.

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

The federal Anti-Kickback Statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. Financial relationships covered by this statute can include any relationship where remuneration is provided for Medicare and/or Medicaid referrals including payments not commensurate with fair market value, whether in the form of space or equipment leases, professional or technical services or anything else of value. Further, PPACA, among other things, amends the intent requirement of the federal Anti-Kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Violations of the federal Anti-Kickback Statute may result in substantial civil or criminal penalties to us or our affiliated physician groups or both. The exclusion, if applied to one or more of our affiliated physician groups or affiliate personnel, could result in significant reductions in our net revenue and could have a material adverse effect on our business. In addition, all the states in which we operate have also adopted similar anti-kickback laws that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. These statutes typically impose criminal and civil penalties as well as loss of licenses.

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

The states in which we operate prohibit the splitting or sharing of fees between physicians and non-physicians. These laws vary from state to state and are enforced by courts and regulatory agencies, each with broad discretion. Some states have interpreted certain types of fee arrangements in management services agreements between entities and physicians as unlawful fee-splitting. If regulatory authorities or other parties successfully asserted a fee-splitting claim in any jurisdiction, we, our affiliated physician groups and their physicians could be subject to civil and criminal penalties and we could be required to restructure our MSAs. Any restructuring of MSAs with affiliated physician groups could result in lower net revenue from such physician groups.  Alternatively, some of our MSAs could be found to be illegal and unenforceable, which could result in the termination of those MSAs and an associated loss of net revenue which could have a material adverse affect on our financial condition, results of operations or cash flows.  On November 1, 2011, ICON filed a petition for a declaratory statement from the Florida Board of Medicine.  In the petition, ICON claimed that its MSA with Oncure Medical violates federal and state law, including the Florida Anti-Fee Splitting Statute.  On November 14, 2011, Oncure Medical moved to intervene and to dismiss ICON’s petition. On November 18, 2011, ICON withdrew its petition.

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

We and the affiliated physician groups with whom we contract are subject to federal and state statutes and regulations prohibiting payments for certain healthcare services rendered as a result of patient referrals by physicians to entities with whom the physicians have a financial relationship. The Stark Law, which applies to services provided to Medicare and Medicaid beneficiaries, generally prohibits a physician from referring patients for certain designated health services, or DHS, including radiation therapy, radiology and laboratory services, to an entity with which the physician has a financial relationship unless a statutory or regulatory exception applies. Financial relationship is interpreted broadly to include having investment interest in or compensation arrangement with an entity. In addition, effective January 1, 2011, as a component for satisfying the Stark exception for in-office ancillary services, the PPACA requires physicians who refer a patient to their own practice for MRI, CT, PET and any other DHS to inform the patient in writing at the time of the referral that the patient may obtain such services from a person other than the in-office provider, and provide the patient with a written list of providers who furnish such services in the area in which the patient resides. State self-referral laws and regulations vary significantly from state to state and in many cases, have not been interpreted by courts or regulatory agencies. For example, the state laws and regulations in California, Florida and Indiana could be interpreted to encompass not only services reimbursed by Medicaid or government payors, but also private payors. Violation of these federal and state laws and regulations may result in prohibition of payment for services rendered, loss of licenses, fines, criminal penalties and/or exclusion from Medicare and Medicaid programs.

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

There are numerous federal and state regulations addressing patient information privacy and security. Failure to comply with domestic and international privacy and security laws can result in the imposition of significant civil and criminal penalties. The costs of compliance with these laws, including protecting electronically stored information from cyber attacks, and potential liability associated with failure to do so could adversely affect our business, financial condition and results of operations.

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

While we currently expend significant resources to protect against cyber attacks and security breaches, we may need to expend additional significant resources in the future to continue to protect against potential security breaches or to address problems caused by such attacks or any breach of our safeguards. A party that is able to circumvent our security safeguards could, among other things, misappropriate or misuse sensitive or confidential information, user information or other proprietary information, cause significant interruptions in our operations and cause all or portions of our website to be unavailable. Further, any reductions in the availability of our website could impair our ability to conduct our business, comply with regulations, and adversely impact our customers during the occurrence of any such incident.

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

Increased concerns regarding the safety of radiation therapy may result in negative publicity or increased regulatory controls on our services.

Our reputation is the foundation of our relationships with our customers. If we are unable to effectively manage real or perceived issues, which could negatively impact sentiments toward us, our business could suffer. Our customers may have a number of concerns about the safety of our services whether or not such concerns have a basis in generally accepted science or scientific research. These concerns may be increased by negative publicity, even if the publicity is inaccurate. Such negative publicity, whether accurate or inaccurate, regarding the efficacy, safety or side effects of our services or service categories, whether involving us or a competitor, could materially reduce market acceptance of our services or cause consumers to seek alternatives to our services. Several recent articles have been published discussing the risks of significant, sometimes fatal, errors in radiation oncology treatment, especially those relating to linac facilities that bill Medicare for radiation oncology services. In addition, various trade organizations have called for quality improvement measures and the establishment of the nation’s first central database for the reporting of errors involving linacs and CT scanners. Federal legislation in these areas is under consideration and a congressional hearing was held. In addition, on September 29, 2010, California enacted a law that will require hospitals and clinics to record radiation doses for CT scans, effective July 1, 2012, and to report any overdoses to patients, their doctors and the California Department of Public Health. Effective July 1, 2013, the new California law also requires all facilities that furnish CT services to be accredited by an organization approved by CMS, the Medical Board of California or the State Department of Public Health. We cannot assure you that the cost of complying with any new regulations will not be substantive, that the negative publicity concerning these errors will not adversely affect our business, or that these types of errors will not occur at our treatment centers.

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

Genstar and its affiliates, directly and indirectly, beneficially owns 20,142,957 shares of our capital stock which represents 76.5% of our capital stock outstanding. Genstar also controls, to a large degree, the election of directors, the appointment of management, the entering into mergers, sales of substantially all of our assets and other extraordinary transactions. The directors have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. The interests of Genstar could conflict with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Genstar, as an equity holder, might conflict with your interests as a noteholder. Genstar may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investments, even though such transactions might involve risks to you as a noteholder. Additionally, Genstar is in the business of making investments in companies, and may from time to time in the future acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours.

Risks Related to Our Substantial Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the notes.

As of December 31, 2011, we had $210.7 million of total indebtedness ($207.0 million, net of $3.0 million discount, represents our 11 ¾% Senior Secured Note due 2017) and capacity in an amount of up to $40.0 million of revolving credit borrowings (subject to increase pursuant to the terms of the indenture governing the notes and the agreement governing our credit facility). Our substantial indebtedness could:

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

Item 1B.Unresolved Staff Comments

None.

Item 2.   Properties

Our executive and administrative offices are located in approximately 13,000 square feet of office space in Englewood, Colorado under a lease that expires in 2013. Our California national service center is located in approximately 7,700 square feet of office space in Irvine, California under a lease that expires in 2012. We also lease office space approved for medical use to house our treatment centers in the various communities where we operate. Our radiation oncology treatment centers generally range in size from 4,000 to 12,000 square feet and are typically located on hospital campuses in close proximity to referral sources. All of our treatment centers are located in office space approved for medical use, including three locations where certain of our directors, executive officers and equity holders have an ownership interest. These leases expire at various dates between 2012 and 2024 with renewal options of up to 30 years. Our current complement of offices and treatment centers meets our present requirements and our plans for continued growth of operations. However, where additional capacity is necessary at a treatment center, we will seek to acquire additional space where possible.

The following table shows a list of our 38 radiation oncology treatment center locations:

Northern California Treatment Centers	Northern Florida Treatment Centers
Lodi	Jacksonville
Modesto	Jacksonville Beach
Stockton	Orange Park
Palatka
Central California Treatment Centers	St. Augustine
Salinas
San Luis Obispo	Central Florida Treatment Centers
Santa Cruz	Beverly Hills
Santa Maria	Bradenton (East)
Simi Valley	Bradenton (West)
Templeton	Brandon
Thousand Oaks	Ocala
Ventura	Sebring
Westlake Village	Sun City Center
Tampa
Southern California Treatment Centers	Zephyrhills
Anaheim
Fountain Valley	Southern Florida Treatment Centers
Mission Viejo	Englewood
Yorba Linda	Port Charlotte
Sarasota
Indiana Treatment Centers	Venice
Angola
Ft. Wayne
Parkview
Warsaw

In addition to the treatment centers listed above, we have limited scope arrangements at additional facilities in Florida and California as well as mobile PET/CT capabilities at numerous locations in Florida.

Item 3.   Legal Proceedings

Certain legal proceedings in which we are involved are discussed in “Legal Proceedings” in Note 11, Commitments and Contingencies to our condensed consolidated financial statements included in Item 8 of this report and are incorporated herein by reference.

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

Item 4.   Mine Safety Disclosures

None.

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our shares of common stock, are privately held by Genstar, our directors and officers and by other private investors. There is no established public trading market for our common stock.  As of March 15, 2012, there were approximately 40 holders of our common stock.

Dividend Policy

During fiscal years 2011, 2010 and 2009, no dividends were paid to our stockholders.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2011, the number of shares of our common stock that may be issued upon the exercise of outstanding options issued under equity compensation plans, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance under equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by Security Holders:
Equity Incentive Plan	4,024,665	$3.35	555,194

Recent Sales of Unregistered Securities

None.

Item 6.   Selected Financial Data

The following table sets forth our selected consolidated financial data. We prepared this information using our audited consolidated financial statements for the five years ended December 31, 2011.

You should read the selected historical consolidated financial data together with “Non-GAAP Financial Measures,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements, including the related notes, included elsewhere in this annual report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Statement of Operations Data:
Net revenue	$103,313	$99,757	$106,757	$108,684	$85,718
Cost of operations:
Salaries and benefits	32,229	34,686	35,738	37,933	33,533
Depreciation and amortization	17,445	18,365	18,718	18,110	15,662
General and administrative expenses	41,621	37,505	32,138	39,696	29,134
Total operating expenses	91,295	90,556	86,594	95,739	78,329
Income from operations	12,018	9,201	20,163	12,945	7,389
Other income (expense):
Interest expense	(26,816)	(22,908)	(16,726)	(18,258)	(17,486)
Debt extinguishment costs	—	(2,932)	—	—	—
Loss on interest rate swap	—	(267)	(916)	(3,372)	(1,860)
Equity interest in net earnings of joint venture	340	436	738	1,144	959
Interest income and other expense, net	(491)	(920)	(250)	200	(52)
Total other expense	(26,967)	(26,591)	(17,154)	(20,286)	(18,439)
Income (loss) from continuing operations before income taxes	(14,949)	(17,390)	3,009	(7,341)	(11,050)
Income tax (expense) benefit	4,637	6,969	(1,654)	2,990	3,920
Income (loss) from continuing operations	(10,312)	(10,421)	1,355	(4,351)	(7,130)
Discontinued operations, net of tax:
Impairment loss resulting from discontinued operations	—	(275)	—	(4,065)	—
Income from discontinued operations	1	—	—	29	155
Net income (loss)	$(10,313)	$(10,696)	$1,355	$(8,387)	$(6,975)
Statement of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	$5,304	$10,074	$16,873	$10,720	$11,562
Investing activities	(5,243)	(7,318)	(5,974)	(59,254)	(26,438)
Financing activities	(120)	(1,074)	(14,880)	56,873	15,179
Capital expenditures:
Property and equipment	5,141	8,038	7,177	14,190	8,064
Balance Sheet Data:
Cash	$6,988	$7,047	$5,365	$9,346	$1,007
Property and equipment, net	31,117	37,483	41,959	46,953	41,313
Management service agreements, net	45,295	51,923	58,769	65,690	72,616
Total assets	293,479	307,546	317,186	332,025	281,876
Total long-term debt and capital lease obligations	210,730	211,949	203,444	216,783	159,018
Total stockholders’ equity	53,657	63,994	74,102	71,720	79,191

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended December 31, 2011, 2010 and 2009, included elsewhere in this annual report. This section of the annual report contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those anticipated for many reasons, including as a result of some of the factors described below and in the section entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this annual report. You are cautioned not to place undue reliance on these forward-looking statements, which apply on and as of the date of this annual report. You should read the following discussion together with the section entitled “Risk Factors,” “Selected Consolidated Financial Data” and the audited consolidated financial statements, including the related notes, appearing elsewhere in this annual report.

Overview

We operate radiation oncology treatment centers for cancer patients. We contract with radiation oncology medical groups and, in certain cases with integrated group practices, which we refer to as our affiliated physician groups, and their radiation oncologists through long-term management services agreements, or MSAs, to offer cancer patients a comprehensive range of radiation oncology treatment options. Radiation oncology treatments are primarily performed with a linear accelerator, or linac, which uses high-energy photons or electrons to destroy a tumor. We currently provide services to a network of 11 affiliated physician groups that treat cancer patients at our 38 radiation oncology treatment centers.

For the year ended December 31, 2011, our net revenue, operating income and Adjusted EBITDA were $103.3 million, $12.0 million and $35.3 million, respectively, compared to $99.8 million, $9.2 million and $36.0 million, respectively, for the same period in 2010. The year-over-year increase in net revenue and operating income was principally due to one additional treatment day in 2011 compared to 2010, an increase in IMRT and IGRT utilization for patient treatments, an increase in CMS reimbursement rates and improved collections on third party IMRT billing for the year ended December 31, 2011.

Net Revenue.  We generate net revenue pursuant to long-term MSAs with affiliated physician groups. Pursuant to these MSAs, we provide our affiliated physician groups use of our facilities, certain clinical services of our treatment center staff and administer the non-medical business functions of our treatment centers, such as technical staff recruiting, marketing, managed care contracting, receivables management, compliance, purchasing, information systems, accounting, human resource management and physician succession planning. In return, our management services revenues include compensation by the affiliated physician groups for expenses incurred in operating our treatment centers plus a fee based on the earnings of our affiliated physician groups, with the exception of one MSA in California, under which we earn our management fee based on a fixed percentage of the affiliated physician group’s net revenue.  Net revenue for the year ended December 31, 2011 was $103.3 million.

Operating Expenses.  Our operating expenses consist principally of (i) the salaries and benefits we pay to our employees, including our management, billing and collections staff, administrative staff, marketing group and the professionals and employees working at our treatment centers other than the radiation oncologists; (ii) general and administrative expenses, including maintenance, rent, bad debt expense, utilities, insurance and other expenses for our corporate and administrative offices and treatment centers; and (iii) depreciation and amortization. The operating costs of the treatment centers are our responsibility. Operating expenses for the year ended December 31, 2011 were $91.3 million.

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

In January 2006, we formed the Vidalia Regional Cancer Center, LLC as a joint venture with Meadows Regional Medical Center, Inc., or Meadows, to develop and operate a new cancer treatment center in Vidalia, Georgia. Both the Company and Meadows committed to fund the initial capital requirements upon issuance of a certificate of need, or CON, by the Georgia Department of Community. The CON was issued to Meadows in 2010 and will be contributed to the joint venture as Meadows’ initial capital contribution. During 2011, Vidalia Regional Cancer Center, LLC was renamed Meadows Regional Cancer Center, LLC and the operating agreement was changed to include a 40% equity interest for the Company and Meadows and a 20% equity interest for Florida Radiation Oncology Group, LLC. On May 3, 2011, the Operating Agreement was executed by the parties named above. We have committed to provide $1.0 million of initial capital to Meadows Regional Cancer Center, LLC which includes operating lease guarantees, purchases of furniture and fixtures and initial funding of operating working capital. We have not contributed any money to the development as of December 31, 2011. Development activities began during the second quarter of 2011 and are expected to conclude during the third quarter 2012 with the commencement of patient treatment. The Company records its ownership interest under the equity method of accounting for an investment in an unconsolidated joint venture.

On December 1, 2011, the Company contributed all of the existing assets, operations and liabilities of its Simi Valley Cancer Center to a newly formed California limited liability company, Simi Valley Cancer Center Management, LLC. Simi Valley Hospital & Health Care Services, Simi, a nonprofit hospital, purchased a 50% interest in the LLC for $2.0 million. The LLC will provide technical clinical and management services to one of our affiliated physician groups.

Third-Party Contracting

Our affiliated physician groups receive payments for their services and treatments rendered to patients covered by third-party payors and government programs. Most of our affiliated physician groups’ revenue from third-party payors is from managed care organizations and is attributable to contracts we have negotiated with them. We believe that the scale of our treatment center network improves our ability to negotiate more attractive agreements with these payors. These agreements specify fixed fees for services provided at our treatment centers, and give the managed care organization the ability to market access to our affiliated physician groups and physicians to their members. This is a benefit to the managed care organization, and also gives our affiliated physician groups access to a larger pool of potential patients.

Receivables Management

Our affiliated physician groups provide radiation therapy services under a significant number of different professional and technical codes, which determine reimbursement. Our affiliated physician groups rely on us to provide the complex coding, billing and collections services necessary for payment. Fees billed to contracted third-party payors and government sponsored programs are automatically adjusted to the allowable payment amount at the time of billing. For third-party payors with whom we do not have contracts and self-pay patients, the amount we expect will be paid for services is estimated and recorded at the time of billing. We revise these estimates at the time billings are collected for any actual differences in the amount received and the net billings due.

As part of the MSA, and in consideration of the management services we provide to them, the affiliated physician groups assign their accounts receivable to us.  Accounts receivable and the related cash flows upon collection of these accounts receivable are reported net of estimated allowances for doubtful accounts and contractual adjustments.

Sources of our Affiliated Physician Groups’ Net Revenue By Payor

Our affiliated physician groups’ net revenue is summarized by payor source in the following table:

	Year Ended December 31,
	2011	2010	2009
Third-party payors	54%	55%	55%
Medicare	39%	38%	39%
Medicaid	6%	6%	5%
Self-pay	1%	1%	1%

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

Comparison of the Years Ended December 31, 2011 and 2010

Net revenue.  Net revenue for the year ended December 31, 2011 was $103.3 million compared to $99.8 million for the same period in 2010, an increase of $3.5 million or 3.5%, primarily due to a 7% increase in IMRT treatments and a 37% increase in IGRT treatments in 2011, both of which are compensated at a higher rate than CBT, an increase in CMS and third party IMRT reimbursement rates for the year ended December 31, 2011 and one additional treatment day in 2011 compared to 2010, partially offset by lower CBT census compared to the same period in 2010.

Salaries and benefits.  Salaries and benefits for the year ended December 31, 2011 was $32.2 million compared to $34.7 million for the same period in 2010, a decrease of $2.5 million, or 7.2%, primarily due to $0.8 million in 2010 of non-recurring severance expense related to the departure of our former CEO and $0.5 million in 2010 of non-recurring conditional management retention expense, a decrease of $0.5 million of other compensation payments in 2011, a decrease in stock option expense of $0.2 million and a reduction in personnel and related salary and employee benefit costs during the period.

Depreciation and amortization.  Depreciation and amortization expense for the year ended December 31, 2011 was $17.4 million compared to $18.4 million for the same period of 2010, a decrease of $1.0 million, or 5.4%, primarily due to assets which became fully depreciated.

General and administrative expenses.  General and administrative expenses for the year ended December 31, 2011 was $41.6 million, compared to $37.5 million for the year ended December 31, 2010, an increase of $4.1 million, or 10.9%, primarily due to an increase of $0.8 million in operating lease expense from the addition of three linacs during the second half of 2010 and one linac during the second half of 2011, an increase of $1.4 million in equipment related repairs and maintenance expense at the treatment centers, $0.6 million in professional fees related to an MSA renewal, $1.6 million related to re-organizing physician groups in Florida into a consolidated billing entity, and an increase in other general and administrative expenses of $2.2 million primarily from increased center level operating expenses, increased bad debt expense, and increased property and sales and use taxes, offset by non-recurring costs of $2.7 million incurred in 2010 associated with operating a temporary vault while replacing a linac at a single-linac treatment center and legal costs related to a lease settlement and a $0.6 million decrease in costs related to public filings.

Interest expense.  Interest expense for the year ended December 31, 2011 was $26.8 million compared to $22.9 million for the same period in 2010, an increase of $3.9 million, or 17.0%, primarily due to the refinancing of debt in May 2010 and the issuance of $210.0 million of Senior Notes which bear interest at higher rates than the retired debt and were outstanding for the full 2011 fiscal year.

Income tax (expense) benefit.  Income tax benefit for the year ended December 31, 2011 was $4.6 million compared to $7.0 million for the same period in 2010, a decrease of $2.4 million, or 34.3%, primarily due to a $14.9 million loss before tax for the year ended December 31, 2011 compared to a $17.4 million loss before tax for the same period in 2010 and tax expense related to the sale of a 50% interest in Simi Valley Cancer Center Management, LLC in 2011.

Comparison of the Years Ended December 31, 2010 and 2009

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

Salaries and benefits.  Salaries and benefits for the year ended December 31, 2010 decreased 2.8% to $34.7 million from $35.7 million for the same period in 2009. The decrease was primarily due to a reduction in personnel and related salary and employee benefit costs during the period as a result of a decrease in patient treatments, offset by a management retention payment of $0.5 million, $0.8 million of non-recurring severance expense related to the departure of our former CEO and $0.5 million of other compensation payments approved by the Compensation Committee of the Board of Directors.

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

Liquidity and Capital Resources

As of December 31, 2011, we had total cash and cash equivalents of $7.0 million, $207.0 million of outstanding long-term indebtedness, net of discount, and availability under our revolving credit facility of up to $40.0 million, which may be increased pursuant to the terms of the indenture governing the notes and the agreement governing our Revolving Credit Facility.

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

The Revolving Credit Facility provides for aggregate commitments of up to $40.0 million, including a letter of credit sub-facility of $2.0 million and a swing line sub-facility of $2.0 million, and provides for the increase, at our option, of aggregate commitments by $10.0 million, subject to certain conditions. The Revolving Credit Facility is undrawn as of December 31, 2011 and expires in May 2015.

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

Cash Flows Provided By Operating Activities

Net cash provided by operating activities for the years ended December 31, 2011, 2010 and 2009 was $5.3 million, $10.1 million and $16.9 million, respectively.

Net cash provided by operating activities decreased $4.8 million to $5.3 million for the year ended December 31, 2011 compared to $10.1 million in 2010. The decrease was primarily a result of a decrease in cash provided by an increase in accounts receivable of $5.6 million and a decrease in cash provided by payments of accounts payable and accrued expenses of $3.0 million primarily due to payment of accrued interest, offset by a decrease in net loss of $0.4 million and a decrease in cash utilized for other liabilities of $2.7 million primarily due to settlement of our interest swap agreement in 2010.

Net cash provided by operating activities decreased $6.8 million to $10.1 million for the year ended December 31, 2010 compared to $16.9 million in 2009. The decrease was primarily a result of a decrease in net income in 2010 of $12.1 million, a decrease in deferred income tax expense of $8.3 million and an increase in cash utilized by other liabilities of $2.6 million primarily due to settlement of our interest swap agreement, offset by an increase in cash provided by accrued expenses of $5.0 million primarily due to accrued interest, non-cash write-off of debt extinguishment costs of $2.9 million, an increase in cash provided by accounts receivable of $4.1 million and a decrease in cash utilized for prepaid expenses and other assets of $3.2 million.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the years ended December 31, 2011, 2010 and 2009 was $5.2 million, $7.3 million and $6.0 million, respectively.

Net cash used in investing activities decreased by $2.1 million to $5.2 million for the year ended December 31, 2011 from $7.3 million for the year ended December 31, 2010. The decrease was primarily due to a decrease in capital expenditures of $2.9 million offset by an investment in unconsolidated joint venture of $0.4 million and a decrease in distributions from unconsolidated joint ventures.

Net cash used in investing activities increased by $1.3 million to $7.3 million for the year ended December 31, 2010 from $6.0 million for the year ended December 31, 2009. The increase was primarily due to an increase in capital expenditures of $0.9 million and a decrease in distributions received from unconsolidated joint ventures of $0.5 million.

Cash Used In Financing Activities

Net cash used in financing activities for the years ended December 31, 2011, 2010 and 2009 was $0.1 million, $1.1 million and $14.9 million, respectively.

Net cash used in financing activities decreased by $1.0 million to $0.1 million for the year ended December 31, 2011 from $1.1 million for the year ended December 31, 2010. The decrease was primarily due to a decrease of $0.5 million of cash provided by issuance of Senior Notes in 2010 of $206.3 million net of $205.8 million in debt repayments and related loan costs offset by cash provided by proceeds from sale of a noncontrolling interest of $2.0 million.

Net cash used in financing activities decreased by $13.8 million to $1.1 million for the year ended December 31, 2010 from $14.9 million for the year ended December 31, 2009. The decrease was primarily due to $206.3 million of proceeds from the issuance of Senior Notes in May 2010, offset by $198.5 million in debt repayments and related loan costs of $9.0 million and a decrease in net payments on the line of credit of $12.0 million for the year ended December 31, 2009.

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

Concurrently with the closing of the offering of the Senior Notes, our direct wholly-owned subsidiary, Oncure Medical Corp. and each of its direct and indirect subsidiaries entered into a new senior secured revolving credit facility, or Revolving Credit Facility, with GE Capital Markets, Inc., as sole lead arranger and book manager, General Electric Capital Corporation, as administrative agent and collateral agent, and the other lenders from time to time party thereto. The new Revolving Credit Facility provided for aggregate commitments of up to $40.0 million, including a letter of credit sub-facility of $2.0 million and a swing line sub-facility of $2.0 million, and will provide for the increase, at our option, of aggregate commitments by $10.0 million, subject to certain conditions. The Revolving Credit Facility bears interest at a rate of Prime plus 3.5% (6.75% at December 31, 2011) or LIBOR plus 4.5% (4.77% at December 31, 2011) at the election of the Company. The revolving line of credit is subject to an unused line fee of 0.75% to be paid quarterly.  The Revolving Credit Facility is undrawn as of December 31, 2011 and expires in May 2015.

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

Discussion of Non-GAAP Information

Adjusted EBITDA consists of net income as adjusted for depreciation and amortization, interest expense, interest and other income, income taxes, income from discontinued operations, non-cash equity based compensation expense, impairment loss, loss on interest rate swap, the management fee that we pay to Genstar and for certain other items that we believe are appropriate to manage the business and for the understanding of the reader, as detailed below. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis.

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

The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net income (loss)	$(10,312)	$(10,696)	$1,355
Depreciation and amortization	17,445	18,365	18,718
Interest expense	26,816	22,908	16,726
Interest and other income, net	491	920	250
Income tax (benefit) expense	(4,637)	(6,969)	1,654
EBITDA	29,803	24,528	38,703
Plus:
Physicians assistance expense(a)	1,814	249	—
Management fees(b)	1,500	1,500	1,500
MSA legal expenses (c)	602	—	—
Stock-based compensation expense	381	588	944
Acquisition audits and related expenses(d)	239	329	713
Center closure costs(e)	213	2,885	—
Impairment loss due to valuation(f)	160	—	—
Severance costs(g)	36	810	187
Debt extinguishment cost	—	2,932	—
Impairment loss resulting from discontinued operations	—	275	—
Loss on interest rate swap(h)	—	267	916
Legal expenses and settlements(i)	—	—	(4,268)
Other expenses(j)	580	1,649	825
Adjusted EBITDA	$35,328	$36,012	$39,520

(a)           Costs related to re-organizing physician groups in Florida into a consolidated billing entity.

(b)           Represents management fees paid to Genstar.

(c)           Represents professional fees related to the ICON MSA renewal.

(d)           Includes expenses for acquisition related activities.

(e)           Includes the disposal of assets at a previously closed center and costs related to a services rate reconciliation in 2011; temporary vault costs while replacing a linac at a single-linac treatment center and legal costs related to a lease settlement in 2010.

(f)            Impairment loss related to an equity joint venture.

(g)           Represents severance costs related to the departure of our former CEO in 2010 and other workforce reduction costs during 2011 and 2009.

(h)           Loss on interest rate swap that did not qualify for hedge accounting. See Note 6 of the Notes to our Consolidated Financial Statements included elsewhere in this annual report.

(i)            Represents legal expenses and proceeds received related to the settlement of litigation.

(j)            Includes deferred rent amortization of $0.3 million for 2011, 2010 and 2009; $0.1 million and $0.9 million of professional fees associated with registration of Senior Notes under the Securities Act of 1933 for 2011 and 2010, respectively; $0.1 million and $0.5 million conditional management retention expense in 2011 and 2010, respectively; and $0.5 million of one-time lease termination costs in 2009.

Contractual Obligations

The following table sets forth our contractual obligations and the periods in which payments are due as of December 31, 2011:

	Payments Due by Period
Contractual Cash Obligations (in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt(1)	$345,713	$24,675	$49,350	$49,350	$222,338
Capital lease obligations and other notes	4,184	1,875	2,309	—	—
Operating leases	62,207	10,837	18,809	14,938	17,623
Total contractual cash obligations	$412,104	$37,387	$70,468	$64,288	$239,961

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

Additionally, in January 2006, we formed the Vidalia Regional Cancer Center, LLC as a joint venture with Meadows Regional Medical Center to develop and operate a new treatment center in Vidalia, Georgia. Both we and Meadows Regional Medical Center have committed to fund an initial $1.0 million of initial capital upon the successful issuance of a Georgia CON by the Georgia Department of Community. The CON was issued and development activities began during the second quarter of 2011 and are expected to conclude during the third quarter 2012 with the commencement of patient treatments.

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

Our affiliated physician groups derive a significant portion of their net revenue from Medicare, Medicaid and third party payors that receive discounts from our standard charges. We must estimate the total amount of these discounts to prepare our consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and subject to interpretation and adjustment. We estimate the allowance for contractual discounts on a payor class basis given each payors’ interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating regular review and assessment of the estimation process. Changes in estimates related to the allowance for contractual discounts affect net revenue reported in our consolidated statements of operations. There was no material change in estimate in our allowances for contractual discounts for the years ended December 31, 2011, 2010 and 2009.

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

The amount of the provision for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, trends in federal and state governmental healthcare coverage and other collection indicators. Accounts receivable are written-off after collection efforts have been followed in accordance with our policies. Accounts receivable, less allowances of $2.0 million, $1.9 million and $2.7 million, were $18.8 million, $17.3 million and $21.2 million as of December 31, 2011, 2010 and 2009, respectively.

Management Services Agreements Payable.  We collect accounts receivable assigned to us by our affiliated physician groups. We remit amounts due to our affiliated physician groups based on the terms of the respective MSA. This payable is included in accrued expenses in our consolidated financial statements and was $3.0 million, $2.6 million and $2.9 million as of December 31, 2011, 2010 and 2009, respectively.

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

Considerable management judgment is necessary to estimate the fair value of our reporting unit and goodwill. We determine the fair value of our reporting unit based on the income approach, using a discounted cash flow, or DCF, analysis to value the long-term future cash flows. This DCF analysis was used solely for the purpose of evaluating our goodwill for impairment and should not be interpreted as our prediction of future performance. The assumptions used in our DCF analysis are consistent with the assumptions we believe hypothetical marketplace participants would use, including the expectation that the most likely transaction to acquire us would be to acquire our assets. With respect to our DCF analysis, the timing and amount of future cash flows requires critical management assumptions, including estimates of expected future net revenue growth rates, EBITDA contributions, expected capital expenditures and an appropriate discount rate and terminal value. The average annual revenue growth rates forecasted for the reporting unit for the first five years of our projections ranged between 1.8% and 4.5%. After 2016, revenue growth was estimated to stabilize at a more normalized level of 3.0%. The overall weighted average cost of capital was 11.0% and the terminal value was calculated using the “Gordon Growth” expression. This expression quantifies the terminal value based on the assumption of a perpetual stream of cash flow with an inherent growth rate of 3.0%. Our 2011 assessment resulted in the determination that the fair value of our reporting unit exceeded the carrying amount by 18% and thus no impairment was indicated.

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

An uncertain income tax position will not be recognized if we believe it has less than a 50% likelihood of being sustained. At December 31, 2011, we had $1.0 million of unrecognized tax assets. We are subject to taxation in the United States and five state jurisdictions. We are generally subject to federal and state examination for tax years after December 31, 2006 for federal purposes and after December 31, 2005 for state purposes.

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

On May 13, 2010, we entered into a Credit Agreement for a revolving credit facility which provides for borrowings of up to $40.0 million in total, subject to certain restrictions.  Principal amounts outstanding under the Credit Agreement will bear interest at a rate of Prime plus 3.5% or LIBOR plus 4.5%.  As of December 31, 2011, there were no amounts outstanding under the facility, accordingly, there is no impact from interest rate risk related to our Credit Agreement for the revolving credit.

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

OnCure Holdings, Inc. and Subsidiaries

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OnCure Holdings, Inc.

We have audited the accompanying consolidated balance sheets of OnCure Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Denver Colorado
March 27, 2012

OnCure Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash	$6,988	$7,047
Accounts receivable, less allowances of $1,955 and $1,947, respectively	18,812	17,273
Deferred income taxes	1,391	936
Prepaid expenses	2,477	2,555
Other current assets	991	2,880
Total current assets	30,659	30,691
Property and equipment, net	31,117	37,483
Goodwill	174,353	174,353
Management service agreements, net	45,295	51,923
Other assets, net	12,055	13,096
Total assets	$293,479	$307,546
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,709	$2,475
Accrued expenses	6,436	6,451
Accrued interest	3,084	3,136
Current portion of note payable	292	284
Current portion of obligations under capital leases	1,341	1,610
Other current liabilities	446	479
Total current liabilities	13,308	14,435
Long-term debt, net of unamortized discount of $3,049 and $3,432, respectively, less current portion	206,951	206,568
Capital leases, less current portion	2,146	3,487
Other long-term liabilities	2,403	2,272
Deferred income tax liabilities	12,608	16,790
Total liabilities	237,416	243,552
Stockholders’ equity:
OnCure Holdings, Inc. stockholder’s equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,317,675 shares issued and outstanding	26	26
Additional paid-in capital	96,299	96,323
Accumulated deficit	(42,668)	(32,355)
Total OnCure Holdings, Inc. stockholders’ equity	53,657	63,994
Noncontrolling interest	2,406	—
Total stockholders’ equity	56,063	63,994
Total liabilities and stockholders’ equity	$293,479	$307,546

See accompanying notes.

OnCure Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Net revenue	$103,313	$99,757	$106,757
Cost of operations:
Salaries and benefits	32,229	34,686	35,738
Depreciation and amortization	17,445	18,365	18,718
Management fees	1,500	1,500	1,500
General and administrative expenses	40,121	36,005	30,638
Total operating expenses	91,295	90,556	86,594
Income from operations	12,018	9,201	20,163
Other income (expense):
Interest expense	(26,816)	(22,908)	(16,726)
Debt extinguishment costs	—	(2,932)	—
Loss on interest rate swap	—	(267)	(916)
Equity interest in net earnings of joint venture	340	436	738
Interest income and other expense, net	(491)	(920)	(250)
Total other expense	(26,967)	(26,591)	(17,154)
(Loss) income from continuing operations before income taxes	(14,949)	(17,390)	3,009
Income tax benefit (expense)	4,637	6,969	(1,654)
(Loss) income from continuing operations	(10,312)	(10,421)	1,355
Discontinued operations, net of tax:
Impairment loss from discontinued operations	—	(275)	—
Consolidated net (loss) income	(10,312)	(10,696)	1,355
Less: Net income attributable to noncontrolling interest	1	—	—

Net (loss) income attributable to OnCure Holdings, Inc.	$(10,313)	$(10,696)	$1,355

See accompanying notes.

OnCure Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share Amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2009	—	$—	26,294,035	$26	$94,708	$(23,014)	$—	$71,720
Issuance of common stock	—	—	23,640	—	83	—	—	83
Stock-based compensation	—	—	—	—	944	—	—	944
Net income and comprehensive income	—	—	—	—	—	1,355	—	1,355
Balance at December 31, 2009	—	—	26,317,675	26	95,735	(21,659)	—	74,102
Stock-based compensation	—	—	—	—	588	—	—	588
Net loss and comprehensive loss	—	—	—	—	—	(10,696)	—	(10,696)
Balance at December 31, 2010	—	—	26,317,675	26	96,323	(32,355)	—	63,994
Stock-based compensation	—	—	—	—	381	—	—	381
Sale of subsidiary shares to noncontrolling interest	—	—	—	—	(405)	—	2,405	2,000
Net loss and comprehensive loss	—	—	—	—	—	(10,313)	1	(10,312)
Balance at December 31, 2011	—	$—	26,317,675	$26	$96,299	$(42,668)	$2,406	$56,063

See accompanying notes.

OnCure Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net (loss) income	$(10,312)	$(10,696)	$1,355
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity interest in net earnings of joint venture	(340)	(436)	(738)
Depreciation	10,889	11,609	11,917
Amortization	6,556	6,756	6,801
Amortization of loan fees and deferred interest expense	1,523	1,442	2,588
Debt extinguishment costs	—	2,932	—
Impairment loss	160	—	—
Impairment loss from discontinued operations	—	275	—
Deferred income tax provision	(4,637)	(6,981)	1,290
Stock-based compensation	381	588	944
Provision for doubtful accounts	2,573	2,423	2,148
Change in fair value of interest rate swap	—	(436)	(1,669)
Other, net	947	1,170	575
Changes in operating assets and liabilities:
Accounts receivable	(4,112)	1,456	(2,603)
Prepaid expenses and other current assets	2,367	340	(2,888)
Accounts payable and accrued expenses	(834)	2,208	(2,811)
Other liabilities	143	(2,576)	(36)
Net cash provided by operating activities	5,304	10,074	16,873
Investing activities
Purchases of property and equipment	(5,141)	(8,038)	(7,179)
Investment in unconsolidated joint venture	(392)	—	—
Distribution received from unconsolidated joint venture	290	720	1,205
Net cash used in investing activities	(5,243)	(7,318)	(5,974)
Financing activities
Proceeds from issuance of debt	—	206,348	—
Principal repayments of debt	(392)	(196,773)	(1,373)
Payment of debt issuance costs	(118)	(8,963)	—
Principal repayments of capital leases	(1,610)	(1,686)	(1,590)
Repayments on line of credit	—	—	(12,000)
Proceeds from sale of noncontrolling interest	2,000	—	—
Proceeds from exercise of stock options	—	—	83
Net cash used in financing activities	(120)	(1,074)	(14,880)
Net (decrease) increase in cash	(59)	1,682	(3,981)
Cash, beginning of year	7,047	5,365	9,346
Cash, end of year	$6,988	$7,047	$5,365
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$25,268	$18,989	$18,337
Income taxes paid, net	8	246	384

See accompanying notes.

OnCure Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

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

2. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has determined that none of its existing management services agreements with its Groups meet the requirements for consolidation of the Groups under U.S. generally accepted accounting principles. Specifically, the Company does not have an equity ownership interest in any of the Groups. Furthermore, the Company’s service agreements specifically do not give the Company “control” of the Groups as the Company does not have exclusive authority over decision making and the Company does not have a financial interest in the Groups. All significant intercompany accounts and transactions have been eliminated.

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

Recent Accounting Pronouncements

In July, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-07, Health Care Entities (Topic 954), Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (a consensus of the FASB Emerging Issues Task Force).  This ASU contains amendments that require health care entities to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from revenue, net of contractual allowances and discounts.  The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011.  The Company expects to implement the standard beginning with the first quarter of 2012, with retrospective application required.  The adoption of this ASU will not have any impact on net income or loss.

Net Revenue

Net revenue is recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective Groups are billed by the Company, as the exclusive billing agent of the Groups, to patients, third-party payors, and others. The Company’s management fees are dependent on the EBITDA (or in one case, revenue) of each treatment center. As such, revenues generated by the Groups significantly impact the amount of management fees recognized by the Company. If differences between the Groups’ revenues and the expected reimbursement are identified based on actual final settlements, there would be an impact to the Company’s net revenue. As a result of these changes to the Groups’ revenues and related EBITDA, there was no material adjustment in the Company’s net revenue for the years ended December 31, 2011, 2010 and 2009. Amounts distributed to the Groups for their services under the terms of the management services agreements totaled $27.7 million, $26.4 million and $30.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, amounts payable to the Groups for their services of $3.0 million and $2.6 million, respectively, were included in accrued expenses.

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

During 2011, 2010 and 2009, approximately 45%, 44% and 44%, respectively, of the Groups’ revenues related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, the Company, as the Group’s billing agent, and the Groups are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

The Company has two management agreements that generated approximately 25% and 13% of revenue, respectively, for the year ended December 31, 2011, 24% and 13% of revenue, respectively, for the year ended December 31, 2010, and 23% and 13% of revenue, respectively for the year ended December 31, 2009.

Integrated Community Oncology Network, LLC (“ICON”) notified the Company on July 8, 2011, that it sought to terminate the ICON MSA effective October 11, 2011, alleging material changes in the management fees and management services under the ICON MSA as grounds for the termination.  The ICON MSA represents approximately 13% of the Company’s revenue for each of the years ended December 31, 2011 and 2010.  The Company and ICON participated in mediation to resolve the matter, but were unable to reach an agreement.  Subsequently, the Company and ICON attempted to resolve the dispute pursuant to the arbitration provisions provided for in the ICON MSA.  To that end, the Company and ICON entered into a Standstill Agreement under which each agreed to continue to perform and discharge their respective obligations under the ICON MSA from the date of the Standstill Agreement until either: (i) an arbitrator issues a final award allowing ICON to terminate the ICON MSA; or (ii) the ICON MSA terminates by its own terms or by agreement of the parties. The Company and ICON are currently engaged in arbitration.

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

A summary of the activity in the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2011	2010
Balance, beginning of year	$1,947	$2,683
Additions charged to provision for bad debts	2,573	2,423
Accounts receivable written-off (net of recoveries)	(2,565)	(3,159)
Balance, end of year	$1,955	$1,947

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

Management Services Agreements, Net

Management services agreements represent the intangible assets that were purchased in the Merger. In connection with the Merger, existing services agreements were recorded at their estimated fair values based upon an independent valuation. The agreements are noncancelable except for performance defaults that are subject to various notices and cure periods.

The Company amortizes the management services agreement intangible assets on a straight-line basis over the term of each agreement, including one renewal option period, which range from 4 to 20 years (see Note 4).

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

The Company recorded an impairment loss from discontinued operations in its consolidated statement of operations for the year ended December 31, 2010 (see Note 5).

The Company recorded an impairment loss from its investment in an unconsolidated joint venture for the year ended December 31, 2011, which is included in general and administrative expenses in the accompanying consolidated statements of operations (see Note 10).

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

No goodwill impairment loss was recognized for the years ended December 31, 2011, 2010 or 2009.

Allocation of Acquisition Consideration

The allocation of acquisition consideration requires use of accounting estimates and judgments to allocate consideration to identifiable tangible assets acquired and liabilities assumed based on their respective fair values. Such fair value estimates, which consider market participant assumptions, include, but are not limited to, estimating future cash flows and developing appropriate discount rates. The operating results of acquired entities are included in the Company’s consolidated statements of operations from the date of acquisition.

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

Share-based compensation is recognized only for those awards that are ultimately expected to vest. The Company records compensation expense, net of estimated forfeitures, and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

Fair Value of Financial Instruments

The Company’s receivables, payables, prepaids, and accrued liabilities are current assets and obligations on normal terms and, accordingly, the recorded values are believed by management to approximate fair value due to the short-term maturity of these instruments.

The fair value of the Company’s long-term debt was approximately $168.0 million and $199.5 million as of December 31, 2011 and 2010, respectively. While the Company’s long-term debt has not been listed on any securities exchange or inter-dealer automated quotation system, the Company has estimated the fair value of its long-term debt based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

Segment Information

The Company’s business of providing capital equipment and business management services to Groups that treat patients at Centers comprises a single reportable operating segment.

3. Property and Equipment

The Company’s property and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Buildings and leasehold improvements	$9,857	$8,308
Furniture and fixtures	6,703	6,008
Medical equipment	67,334	65,869
	83,894	80,185
Less accumulated depreciation and amortization	(52,777)	(42,702)
	$31,117	$37,483

Depreciation expense was approximately $10.9 million, $11.6 million and $11.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Capital leased assets included in property and equipment are as follows (in thousands):

	December 31,
	2011	2010
Medical equipment	$11,810	$11,810
Less accumulated depreciation	(6,450)	(5,067)
	$5,360	$6,743

The portion of depreciation expense relating to capital lease equipment was approximately $1.4 million for each of the years ended December 31, 2011, 2010 and 2009. Depreciation expense for capital leased assets is included in depreciation and amortization expense in the consolidated statements of operations.

4. Goodwill and Management Services Agreements

Management services agreement intangible assets consist of the following (in thousands):

	December 31,
	2011	2010
Cost	$82,110	$82,110
Less accumulated amortization	(36,815)	(30,187)
Carrying value	$45,295	$51,923

Amortization expense was $6.6 million, $6.8 million and $6.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The weighted-average amortization period is 10 years.

The estimated aggregate future amortization expense for management services agreement intangible assets is as follows at December 31, 2011 (in thousands):

2012	$6,143
2013	5,371
2014	5,107
2015	4,524
2016	4,372
Thereafter	19,778
$45,295

The Company’s goodwill balance was $174.4 million at the end of December 31, 2011 and 2010.

5. Discontinued Operations

The Company ceased operations at the Sonora Regional Cancer Center as of June 30, 2008, and placed Sonora’s tangible assets in storage. The Company impaired the value of Sonora’s clinical medical equipment to estimated net realizable value based on market price for similar assets and recognized an impairment loss from the discontinued operation for the property, plant, and equipment in the Company’s consolidated statement of operations of approximately $0.3 million for the year ended December 31, 2010.

6. Long-Term Debt

The Company’s long-term debt consisted of the following (in thousands):

	December 31,
	2011	2010
Senior secured notes	$210,000	$210,000
Note payable	292	284
	210,292	210,284
Less unamortized discount	(3,049)	(3,432)
Less current portion of long-term debt	(292)	(284)
	$206,951	$206,568

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

Revolving Credit Facility

Concurrent with the closing of the offering of the Senior Notes, the Company’s direct wholly-owned subsidiary, Oncure Medical Corp. and each of its direct and indirect subsidiaries entered into a new senior secured revolving credit facility (“Revolving Credit Facility”) with GE Capital Markets, Inc., as sole lead arranger and book manager, General Electric Capital Corporation, as administrative agent and collateral agent, and the other lenders from time to time party thereto.

The Revolving Credit Facility provides for aggregate commitments of up to $40.0 million, including a letter of credit sub-facility of $2.0 million and a swing line sub-facility of $2.0 million, and provides for the increase, at the Company’s option, of aggregate commitments by $10.0 million, subject to certain conditions. The Revolving Credit Facility bears interest at a rate of Prime plus 3.5% (6.75% at December 31, 2011) or LIBOR plus 4.5% (4.77% at December 31, 2011). The revolving line of credit is subject to an unused line fee of 0.75% to be paid quarterly. The Revolving Credit Facility is undrawn as of December 31, 2011 and expires in May 2015.

The credit agreement for the Revolving Credit Facility contains certain financial covenants that the Company and its subsidiaries must comply with if the Company draws on the Revolver. As of December 31, 2011, no events of default have occurred with respect to any of the Company’s debt agreements.

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

Loan Fees

As of December 31, 2011 and 2010, the remaining unamortized balance of deferred loan fees was $7.3 million and $8.3 million, respectively. In connection with the refinancing, deferred loan fees of $2.9 million related to the retired indebtedness were expensed as debt extinguishment costs in the consolidated statements of operations during the twelve months ended December 31, 2010. The Company recorded $9.0 million of deferred debt issuance costs as a result of the issuance of the Senior Notes and Revolving Credit Facility, which are amortized to interest expense over the term of the respective debt arrangements.

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

	December 31,
	2011	2010
	(In Thousands)
Minimum lease payable	$3,889	$5,587
Less interest	(402)	(760)
Present value of minimum lease payments	3,487	5,097
Less current portion	(1,341)	(1,610)
	$2,146	$3,487

The aggregate amount of future lease payments under capital leases consist of the following at December 31, 2011 (in thousands):

2012	$1,341
2013	1,288
2014	858
$3,487

8. Income Taxes

The federal and state income tax benefit (provision) from continuing operations is summarized as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$1	$(105)
State	—	(13)	(259)
	—	(12)	(364)
Deferred:
Federal	3,719	5,144	(1,170)
State	918	1,837	(120)
	4,637	6,981	(1,290)
Income tax benefit (expense)	$4,637	$6,969	$(1,654)

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income from continuing operations before income taxes for the years ended December 31 are as follows:

	Year Ended December 31,
	2011	2010	2009
Federal statutory rate	34.0%	34.0%	(34.0)%
State income taxes, net of federal benefit	4.9	4.1	(4.9)
Prior-year return adjustment and other	(1.7)	3.4	(2.6)
Other permanent differences	(1.1)	(1.4)	(13.5)
Sale of partnership interest	(5.2)	—	—
Income tax benefit (expense)	30.9%	40.1%	(55.0)%

The tax effects of significant items comprising the Company’s deferred taxes as of December 31 are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Accrued wages and benefits	$533	$452
Allowance for doubtful accounts and other	858	484
Total deferred tax assets	1,391	936
Deferred tax liabilities:
Net operating loss carryforwards	14,078	12,240
Intangibles and other assets	(23,117)	(23,768)
Property and equipment	(3,569)	(5,262)
Total deferred tax liabilities	(12,608)	(16,790)
Net deferred tax liabilities	$(11,217)	$(15,854)

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

At December 31, 2011, the Company had unused federal net operating losses of approximately $35.9 million expiring from 2023 to 2031. Additionally, there are unused state net operating losses of approximately $36.8 million that expire from 2015 to 2031.

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

At each of the years ended December 31, 2011, 2010 and 2009 the Company had $1.0 million of unrecognized tax benefits. The Company is generally subject to federal and state examination for tax years after December 31, 2007, for federal purposes and after December 31, 2006, for state purposes.

9. Noncontrolling Interest

On December 1, 2011, the Company contributed all of the existing assets, operations and liabilities of its Simi Valley Cancer Center to a newly formed California limited liability company, Simi Valley Cancer Center Management, LLC. Simi Valley Hospital & Health Care Services, (“Simi”), a nonprofit hospital, purchased a 50% interest in the LLC for $2.0 million. The LLC will provide technical clinical and management services to our existing affiliated physician Groups.

2011
Net income attributable to OnCure Holdings, Inc.	$(10,313)
Transfer to noncontrolling interest	(405)
Change from net income attributable to the Company and transfers (to) from noncontrolling interest	$(10,718)

10. Unconsolidated Joint Venture

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

At December 31, 2011, the Company determined that its investment in Memorial was impaired and recorded an impairment loss of $0.2 million which is included in general and administrative expenses in the accompanying statements of operations.

At December 31, 2011 and 2010, the Company’s investment in Memorial was approximately $4.0 million and $3.7 million, respectively, and is recorded in other assets in the accompanying consolidated balance sheets.

The condensed financial position and results of operations of the unconsolidated joint venture are as follows (in thousands):

	December 31,
	2011	2010
Assets
Current assets	$1,018	$746
Non-current assets	7,293	17,840
Total assets	$8,311	$18,586
Liabilities and stockholders’ equity
Current liabilities	$176	$71
Non-current liabilities	—	11
Total liabilities	176	82
Stockholders’ equity	8,135	18,504
Total liabilities and stockholders’ equity	$8,311	$18,586

	Year Ended December 31,
	2011	2010	2009
Net revenues	$2,738	$3,579	$5,601
Expenses	1,657	1,798	2,589
Net income	$1,081	$1,781	$3,012

A summary of the changes in the equity investment in the unconsolidated joint venture is as follows (in thousands):

Balance at January 1, 2010	$3,953
Distributions from joint venture	(720)
Equity interest in net earnings of joint venture	436
Balance at December 31, 2011	3,669
Investments in unconsolidated joint venture	392
Distribution from joint venture	(290)
Impairment loss	(160)
Equity interest in net earnings of joint venture	340
Balance at December 31, 2011	$3,951

11. Commitments and Contingencies

Lease Commitments

The Company is obligated under various operating leases for most of the Centers and related office space. Certain lease agreements for the Centers have rent escalation clauses that require rent to increase annually. For lease agreements with fixed rent escalation clauses, the Company records the rent expense straight-line over the life of the lease agreement. The Company recorded deferred rent of $2.0 million and $1.7 million as of December 31, 2011 and 2010, respectively, in other long-term liabilities in the accompanying consolidated balance sheets. Total facility rent expense was approximately $8.8 million, $8.3 million and $8.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum annual lease commitments are as follows at December 31, 2011 (in thousands):

	Commitments	Less Sublease Rentals	Net Rental Commitments
2012	$10,876	$(39)	$10,837
2013	9,534	(39)	9,495
2014	9,353	(39)	9,314
2015	9,336	(39)	9,297
2016	5,653	(12)	5,641
Thereafter	17,623	—	17,623
	$62,375	$(168)	$62,207

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

On October 28, 2011, the Company filed a complaint in the Delaware Court of Chancery against the former Chairman of the Company’s board of directors, who is also a Director of ICON. The complaint alleges that the former Chairman breached his fiduciary duties of loyalty to the Company by engaging in self-dealing, self-enrichment, and other actions materially harmful to the Company’s business operations, particularly with regard to the ICON MSA.  The complaint seeks to recover for the damages caused by the breaches, in addition to all costs and expenses incurred in bringing the action.  The Company does not expect the outcome of this matter to have a material adverse affect on the financial condition, results of operations or cash flows when taken as a whole.

On November 1, 2011, ICON filed a petition for a declaratory statement from the Florida Board of Medicine.  In the petition, ICON claimed that its MSA with OnCure Medical violates federal and state law, including the Florida Anti-Fee Splitting Statute.  On November 14, 2011, Oncure Medical moved to intervene and to dismiss ICON’s petition.  On November 18, 2011, ICON withdrew its petition.

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

Vidalia Regional Cancer Center, LLC

In January 2006, the Company formed the Vidalia Regional Cancer Center, LLC as a joint venture with Meadows Regional Medical Center, Inc., or Meadows, to develop and operate a new cancer treatment center in Vidalia, Georgia. Both the Company and Meadows committed to fund the initial capital requirements upon issuance of a certificate of need, or CON, by the Georgia Department of Community. The CON was issued to Meadows in 2010 and will be contributed to the joint venture as Meadows’ initial capital contribution. During 2011, Vidalia Regional Cancer Center, LLC  was renamed Meadows Regional Cancer Center, LLC and the operating agreement was changed to include a 40% equity interest for the Company and Meadows and a 20% equity interest for Florida Radiation Oncology Group, LLC. On May 3, 2011, the Operating Agreement was executed by the parties named above. The Company has committed to provide $1.0 million of initial capital to Meadows Regional Cancer Center, LLC which includes operating lease guarantees, purchases of furniture and fixtures and initial funding of operating working capital. The Company has not contributed any money to the development as of December 31, 2011. Development activities began during the second quarter of 2011 and are expected to conclude during the third quarter 2012 with the commencement of patient treatment.

12. Retirement Plan

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code (the Retirement Plan). The Retirement Plan allows all full-time employees to defer a portion of their compensation on a pretax basis through contributions to the Retirement Plan. The Company may elect to make a matching contribution of 3% of the employee’s eligible compensation up to a maximum of $2,500. The Company’s matching contribution for the years ended December 31, 2011, 2010 and 2009, was $0.3 million, $0.3 million, and $0, respectively.

13. Equity Incentive Plan

The Company established the OnCure Holdings, Inc. Equity Incentive Plan (“the Plan”) pursuant to which the Company may issue to directors, officers, employees, and key consultants of the Company options to purchase shares of common stock. The Plan provides for the issuance of incentive stock options (“ISO”) and nonqualified stock options (“NSO”). At December 31, 2011, there were 5,025,228 shares of common stock available for issuance under the Plan. The Plan is administered by the Board of Directors or a committee appointed by the Board of Directors. The administrator determines to whom the award is made, the vesting, timing, amounts, and other terms of the award. The exercise price of an ISO or NSO may not be less than the fair value, as determined by the Board of Directors, of the Company’s common stock on the date of the grant. No options granted under the Plan have a term in excess of 10 years from the date of grant. Options issued under the Plan may vest over varying periods of up to four years. One-third of all option grants, with the exception of grants issued to one individual in 2011 which are all time-based, are subject to performance vesting whereby options will vest upon a change in control of the Company. These options will not vest unless change in control occurs and a required rate of return is achieved. Compensation expense related to these options will not be recognized until such time that a change in control is probable.

Total stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009, was $0.4 million, $0.6 million and $0.9 million, respectively, for stock options granted under the Plan and were recorded in salaries and benefits in the accompanying consolidated statements of operations.

The weighted-average assumptions used to estimate the fair value of options granted under its option plans for each of the years ending December 31 were as follows:

	2011	2010	2009
Average expected term (years)	5.9	6.25	6.25
Expected volatility (weighted- average range)	47%	56% - 57%	53% - 54%
Risk-free interest rate	0.9%	1.4% - 2.7%	1.8% - 2.6%
Expected dividend yield	0%	0%	0%

The following summarizes the stock option activity for the Plan:

	Number of Stock Options	Weighted- Average Exercise Price
Balance at January 1, 2011	3,457,999	$3.59
Granted	900,000	$2.50
Exercised	—	—
Cancelled, forfeited, and expired	(333,334)	$3.63
Balance at December 31, 2011	4,024,665	$3.35
Options vested	2,157,833
Options expected to vest	3,747,486

The following table summarizes information about the Company’s stock options outstanding under the Plan at December 31, 2011:

Stock Options Outstanding					Stock Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
$1.50 - $6.60	4,024,665	6.7	$3.35	$262,500	2,157,883	$3.45	5.7	$262,500

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated price of the Company’s common stock as determined by the Board of Directors at December 31, 2011, for those awards that have an exercise price currently below the estimated price.

The weighted-average, grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009, was $1.12, $1.86 and $3.43, respectively. As of December 31, 2011, there was $1.2 million (net of estimated forfeitures) of total unrecognized compensation cost related to non-vested options granted under the Plan. The weighted-average term over which the compensation cost will be recognized is two years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

14. Related-Party Transactions

The Company has a management services agreement with ICON. The former Chairman of the Company’s Board of Directors, and a beneficial owner of common stock of the Company, is a manager of and equity holder in ICON. We earn a management fee based on a fixed percentage of the earnings, while ICON retains the remaining earnings. Under this agreement, ICON retained $2.5 million, $2.1 million and $3.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company leases three radiation treatment centers in Florida from entities affiliated with the former Chairman of the Board. The Company recorded rent expense related to these centers of approximately $0.7 million for each of the years ended December 31, 2011, 2010 and 2009.

The Company has a management agreement to provide management and administrative services to Cyclotron Center of Northeast Florida, LLC (“Cyclotron”) and PET/CT Center of North Florida, LLC (“PET/CT Center”) which own, operate, and supply mobile PET/CT units in the same market. The former Chairman of the Company’s Board of Directors has an ownership interest in these companies. The Company recognized revenue associated with this management agreement of $0.4 million and $0.8 million for the years ended December 31, 2010 and 2009, respectively.  The Company had accounts receivable due under the management services agreement of $0.2 million at December 31, 2010.

In connection with the management services agreements, the Company provides a payroll processing service for PET/CT Center and Cyclotron. The Company recorded receivables for reimbursement of these services of $0.3 million and $1.0 million at December 31, 2011 and 2010, respectively.

The Company has also agreed to pay an annual sponsor fee to Genstar Capital, LLC, the beneficial owner of common stock of the Company. The Company paid $1.5 million for each of the years ended December 31, 2011, 2010 and 2009, respectively, which are included in management fees in the accompanying consolidated statements of operations.

The Company has a management services agreement with Coastal Radiation Oncology Medical Group, Inc. (‘‘Coastal’’). One of the members of the Company’s Board of Directors is a shareholder of Coastal. We earn a management fee based on a fixed percentage of the earnings, while Coastal retains the remaining earnings. Under this management services agreement, Coastal retained $7.5 million, $6.8 million and $7.5 million for its medical services for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company leases its space for three radiation oncology treatment centers and one facility used for administrative offices and physics services from entities affiliated with the above mentioned shareholder of Coastal. The Company recorded rent expense related to these leases of approximately $1.0 million, $1.1 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

15. Unaudited Quarterly Consolidated Financial Information

	Quarter Ended March 31,	Quarter Ended June 30,	Quarter Ended September 30,	Quarter Ended December 31,
Year Ended December 31, 2011:
Net revenue	$26,467	$26,062	$25,846	$24,938
Total operating expenses	22,471	22,768	22,119	23,937
Income from operations	3,996	3,294	3,727	1,001
Net loss	$(1,695)	$(2,306)	$(1,826)	$(4,485)
Year Ended December 31, 2010:
Net revenue	$23,884	$24,860	$25,408	$25,605
Total operating expenses	22,455	23,712	21,998	22,391
Income from operations	1,429	1,148	3,410	3,214
Net loss	$(2,087)	$(4,181)	$(2,210)	$(2,218)

16. Guarantors of Debt

OnCure Holdings, Inc. is the borrower under the Senior Notes, which includes a full, unconditional and joint and several guarantees by the Company’s wholly-owned subsidiaries. All of the operating income and cash flow of OnCure Holdings, Inc. is generated by its subsidiaries. As a result, funds necessary to meet the debt service obligations under the Senior Notes are provided by the distributions or advances from the subsidiary companies. Entries necessary to consolidate all of the subsidiary companies are reflected in the Eliminations/Adjustments column. Certain previously reported financial information has been reclassified to conform to the current presentation. Such reclassifications did not affect the Company’s consolidated financial condition, net loss, or cash flows previously reported. The condensed consolidating financial statements for OnCure Holdings, Inc., the guarantors and the non-guarantors are as follows:

Consolidating Balance Sheets

For the Year Ended December 31, 2011

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash	$—	$6,988	$—	$—	$6,988
Accounts receivable, less allowances of $1,955	—	18,812	—	—	18,812
Deferred income taxes	—	1,391	—	—	1,391
Other current assets and prepaid expenses	—	3,468	—	—	3,468
Total current assets	—	30,659	—	—	30,659
Property and equipment, net	—	31,117	—	—	31,117
Goodwill	—	174,353	—	—	174,353
Intangibles and other assets	6,184	51,096	70	—	57,350
Intercompany receivable	161,730	(161,848)	118	—	—
Investment in subsidiaries	81,142	127	—	(81,269)	—
Total assets	$249,056	$125,504	$188	$(81,269)	$293,479
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,084	$8,145	$—	$—	$11,229
Current portion of long-term debt and capital leases	—	1,633	—	—	1,633
Other current liabilities	—	385	61	—	446
Total current liabilities	3,084	10,163	61	—	13,308
Long-term debt, net of unamortized discount of $3,049, less current portion	206,951	—	—	—	206,951
Capital leases, less current portion	—	2,146	—	—	2,146
Other long-term liabilities	—	2,403	—	—	2,403
Deferred income tax liabilities	(14,636)	27,244	—	—	12,608
Total liabilities	195,399	41,956	61	—	237,416
Total Company stockholders’ equity	53,657	—	—	—	53,657
Noncontrolling interests	—	2,406	—	—	2,406
Subsidiary equity (deficit)	—	81,142	127	(81,269)	—
Total equity	53,657	83,548	127	(81,269)	56,063
Total liabilities and stockholders’ equity (deficit)	$249,056	$125,504	$188	$(81,269)	$293,479

Consolidating Balance Sheets

For the Year Ended December 31, 2010

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Current assets:
Cash	$—	$7,047	$—	$—	$7,047
Accounts receivable, less allowances of $1,947	—	17,273	—	—	17,273
Deferred income taxes	—	936	—	—	936
Other current assets and prepaid expenses	—	5,435	—	—	5,435
Total current assets	—	30,691	—	—	30,691
Property and equipment, net	—	37,483	—	—	37,483
Goodwill	—	174,353	—	—	174,353
Intangibles and other assets	7,026	57,802	191	—	65,019
Intercompany receivable	186,406	(186,468)	62	—	—
Investment in subsidiaries	73,720	127	—	(73,847)	—
Total assets	$267,152	$113,988	$253	$(73,847)	$307,546
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,136	$8,926	$—	$—	$12,062
Current portion of long-term debt and capital leases	—	1,894	—	—	1,894
Other current liabilities	—	353	126	—	479
Total current liabilities	3,136	11,173	126	—	14,435
Long-term debt, net of unamortized discount of $3,432, less current portion	206,568	—	—	—	206,568
Capital leases, less current portion	—	3,487	—	—	3,487
Other long-term liabilities	—	2,272	—	—	2,272
Deferred income tax liabilities	(6,546)	23,336	—	—	16,790
Total liabilities	203,158	40,268	126	—	243,552
Stockholders’ equity (deficit)	63,994	73,720	127	(73,847)	63,994
Total liabilities and stockholders’ equity (deficit)	$267,152	$113,988	$253	$(73,847)	$307,546

Consolidating Statement of Operations

For the Year Ended December 31, 2011

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$103,313	$—	$—	$103,313
Total operating expenses	—	91,295	—	—	91,295
Income from operations	—	12,018	—	—	12,018
Total other expense, net	(25,848)	(1,119)	—	—	(26,967)
(Loss) income from continuing operations before income taxes	(25,848)	10,899	—	—	(14,949)
Income tax benefit (expense)	8,090	(3,453)	—	—	4,637
(Loss) income before equity in earnings of consolidated subsidiaries	(17,758)	7,446	—	—	(10,312)
Equity in earnings (losses) of consolidated subsidiaries	7,446	—	—	(7,446)	—
Net (loss) income	(10,312)	7,446	—	(7,446)	(10,312)
Less: Net income attributable to noncontrolling interest	—	1	—	(1)	—
Net (loss) income attributable to the Company	$(10,312)	$7,445	$—	$(7,445)	$(10,312)

Consolidating Statement of Operations

For the Year Ended December 31, 2010

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$99,757	$—	$—	$99,757
Total operating expenses	—	90,556	—	—	90,556
Income from operations	—	9,201	—	—	9,201
Total other expense, net	(16,323)	(10,268)	—	—	(26,591)
Loss from continuing operations before income taxes	(16,323)	(1,067)	—	—	(17,390)
Income tax benefit	6,546	423	—	—	6,969
Loss from continuing operations before equity in earnings of consolidated subsidiaries	(9,777)	(644)	—	—	(10,421)
Impairment loss from discontinued operations	—	(275)	—	—	(275)
Equity in (losses) earnings of consolidated subsidiaries	(919)	—	—	919	—
Net (loss) income	$(10,696)	$(919)	$—	$919	$(10,696)

Consolidating Statement of Operations

For the Year Ended December 31, 2009

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$106,757	$—	$—	$106,757
Total operating expenses	—	86,594	—	—	86,594
Income from operations	—	20,163	—	—	20,163
Total other expense, net	—	(17,154)	—	—	(17,154)
Loss from continuing operations before income taxes	—	3,009	—	—	3,009
Income tax benefit	—	(1,654)	—	—	(1,654)
Income from continuing operations before equity in earnings of consolidated subsidiaries	—	1,355	—	—	1,355
Equity in earnings (losses) of consolidated subsidiaries	1,355	—	—	(1,355)	—
Net income (loss)	$1,355	$1,355	$—	$(1,355)	$1,355

Consolidating Statements of Cash Flow

For the Year Ended December 31, 2011

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Operating activities
Net (loss) income	$(10,312)	$7,446	$—	$(7,446)	$(10,312)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity interest in net earnings of joint venture	—	(340)	—	—	(340)
Depreciation and amortization	—	17,445	—	—	17,445
Deferred income tax provision	(8,090)	3,453	—	—	(4,637)
Other, net	—	5,584	—	—	5,584
Changes in operating assets and liabilities	18,808	(28,284)	—	7,040	(2,436)
Net cash (used in) provided by operating activities	406	5,304	—	(406)	5,304
Investing activities
Purchases of property and equipment	—	(5,141)	—	—	(5,141)
Investment in unconsolidated joint venture	—	(392)	—	—	(392)
Distribution received from unconsolidated joint venture	—	290	—	—	290
Net cash used in investing activities	—	(5,243)	—	—	(5,243)
Financing activities
Payment of debt issuance costs	—	(118)	—	—	(118)
Principal repayments of debt	—	(392)	—	—	(392)
Principal repayments of capital leases	—	(1,610)	—	—	(1,610)
Proceeds from sale of noncontrolling interest	(406)	2,000	—	406	2,000
Net cash provided by (used in) financing activities	(406)	(120)	—	406	(120)
Net decrease in cash	—	(59)	—	—	(59)
Cash, beginning of year	—	7,047	—	—	7,047
Cash, end of year	$—	$6,988	$—	$—	$6,988

Consolidating Statements of Cash Flow

For the Year Ended December 31, 2010

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Operating activities
Net (loss) income	$(10,696)	$(919)	$—	$919	$(10,696)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity interest in net earnings of joint venture	—	(436)	—	—	(436)
Depreciation and amortization	—	18,365	—	—	18,365
Debt extinguishment costs	—	2,932	—	—	2,932
Deferred income tax provision	(6,546)	(435)	—	—	(6,981)
Other, net	—	5,462	—	—	5,462
Changes in operating assets and liabilities	17,242	(14,895)	—	(919)	1,428
Net cash provided by operating activities	—	10,074	—	—	10,074
Investing activities
Purchases of property and equipment	—	(8,038)	—	—	(8,038)
Distribution received from unconsolidated joint venture	—	720	—	—	720
Net cash used in investing activities	—	(7,318)	—	—	(7,318)
Financing activities
Proceeds from issuance of debt	—	206,348	—	—	206,348
Payment of debt issuance costs	—	(8,963)	—	—	(8,963)
Principal repayments of debt	—	(196,773)	—	—	(196,773)
Principal repayments of capital leases	—	(1,686)	—	—	(1,686)
Net cash used in financing activities	—	(1,074)	—	—	(1,074)
Net increase in cash	—	1,682	—	—	1,682
Cash, beginning of year	—	5,365	—	—	5,365
Cash, end of year	$—	$7,047	$—	$—	$7,047

Consolidating Statements of Cash Flow

For the Year Ended December 31, 2009

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Operating activities
Net income (loss)	$1,355	$1,355	$—	$(1,355)	$1,355
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity interest in net earnings of joint venture	—	(738)	—	—	(738)
Depreciation and amortization	—	18,718	—	—	18,718
Deferred income tax provision	—	1,290	—	—	1,290
Other, net	—	4,586	—	—	4,586
Changes in operating assets and liabilities	(1,438)	(8,255)	—	1,355	(8,338)
Net cash provided by operating activities	(83)	16,956	—	—	16,873
Investing activities
Purchases of property and equipment	—	(7,179)	—	—	(7,179)
Distribution received from unconsolidated joint venture	—	1,205	—	—	1,205
Net cash used in investing activities	—	(5,974)	—	—	(5,974)
Financing activities
Principal repayments of debt	—	(1,373)	—	—	(1,373)
Principal repayments of capital leases	—	(1,590)	—	—	(1,590)
Net repayments on line of credit	—	(12,000)	—	—	(12,000)
Proceeds from exercise of stock options	83	—	—	—	83
Net cash used in financing activities	83	(14,963)	—	—	(14,880)
Net decrease in cash	—	(3,981)	—	—	(3,981)
Cash, beginning of year	—	9,346	—	—	9,346
Cash, end of year	$—	$5,365	$—	$—	$5,365

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

Inherent Limitations over Internal Controls

Management’s report on the effectiveness of the Company’s internal control over financial reporting is included below. Senior Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our senior management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

Based on its assessment senior management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

This annual report does not include an attestation report of our registered independent auditors regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent auditors pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

The following table provides information regarding our directors and executive officers:

Professional	Age	Title
George P. McGinn, Jr.	56	President and Chief Executive Officer
Timothy A. Peach	60	Chief Financial Officer and Treasurer
Russell D. Phillips, Jr.	49	Executive Vice President, General Counsel and Chief Compliance Officer
William L. Pegler	57	Senior Vice President and Chief Operating Officer
Joseph Stork	54	Senior Vice President and Chief Development Officer
George A. Welton	57	Senior Vice President and Chief Information Officer
James D. Nadauld	37	Chairman of the Board
Stanley M. Marks, M.D.	64	Director
Jonathan R. Stella, M.D.	54	Director
Robert J. Weltman	46	Director

George P. McGinn, Jr., President and Chief Executive Officer. Mr. McGinn, a seasoned healthcare professional, joined Oncure as President and Chief Executive Officer in November, 2011. Mr. McGinn served as Executive Vice President of Legal & Government Affairs of Oakleaf Global Holdings from March 2010 through October 2011.  Mr. McGinn also served as an advisor to New Mountain Capital from July 2008 through February 2010.  From May 2007 through June 2008, Mr. McGinn served as Executive Vice President and General Counsel of National Medical HealthCard.  Mr. McGinn was also Executive Vice President and General Counsel for Surgis, Inc. from 2002 through 2007. From 1995 through 1999, Mr. McGinn was an executive with Physician Reliance Network, Inc.  Mr. McGinn holds a Bachelor of Arts and a Juris Doctorate degree from Vanderbilt University in Nashville, Tennessee.

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

Russell D. Phillips, Jr. Executive Vice President, General Counsel and Chief Compliance Officer. Mr. Phillips joined Oncure in 2006 as Executive Vice President, General Counsel and Chief Compliance Officer. Prior to joining Oncure, Mr. Phillips served for eight years from 1998 through 2005 as the Executive Vice President, General Counsel and Secretary of Alliance Imaging, Inc., a publicly traded provider of diagnostic imaging services. During 1997, Mr. Phillips served as the Chief Legal Officer and Secretary of Talbert Medical Management Corporation, a publicly traded physician practice management company. From 1992 to 1997, Mr. Phillips was Corporate Counsel for FHP International Corporation, a publicly traded health maintenance organization. In 1997, FHP International Corporation was acquired by PacifiCare Health Systems. Mr. Phillips also served as a corporate associate with the law firm of Skadden, Arps, Slate, Meagher & Flom from 1987 through 1991. Mr. Phillips received his Juris Doctorate degree in 1986 from Washington University School of Law, St. Louis, Missouri, after which he served as a judicial clerk for the Supreme Court of Delaware until 1987. Mr. Phillips is an active member of the State Bar of California.

William L. Pegler, Senior Vice President and Chief Operating Officer. Mr. Pegler joined Oncure in 2004 as Western Regional Vice President, subsequently became Senior Vice President in 2005, and was promoted to Senior Vice President and Chief Operating Officer in 2008. Mr. Pegler has over 25 years of senior healthcare management experience in various sectors including: radiation and medical oncology, hospital administration, rehabilitation, diagnostic and nursing home administration. He served as Chief Executive Officer for several acute rehabilitation hospitals (1987-1993) and for multiple specialty hospitals (1997-1999), and as the Western Divisional President for Continental Medical Systems, Inc. from 1993 to 1997. Mr. Pegler holds a Masters Degree in Health Administration from Trinity University, a Bachelor of Science in Physical Therapy from the University of Texas, Galveston, and a Bachelor of Arts Degree in Biology from the University of Texas, Austin.

Joseph Stork, Senior Vice President and Chief Development Officer. Mr. Stork joined Oncure in 2007 as Senior Vice President and Chief Development Officer. Mr. Stork has worked in the physician recruiting and development field since 1982. From 2003 to 2004, Mr. Stork was the Chief Operating Officer of Eastern European Mission, an organization that helps bring Christianity to the former Soviet block nations. From 2004 to 2007, Mr. Stork was the Chief Development Officer of FemPartners, an obstetrician and gynecologist practice management company. Mr. Stork holds a Bachelor in Business Administration in Marketing and a Masters of Ministry degree from Harding University. On January 6, 2012, Mr. Stork resigned from his positions as Senior Vice President and Chief Development Officer.

George A. Welton, Senior Vice President and Chief Information Officer. Mr. Welton joined Oncure as Senior Vice President and Chief Information Officer in 2008. Mr. Welton has over 20 years of experience in healthcare operations, information technology and consulting for startup, public, nonprofit and faith-based organizations. Prior to joining Oncure, Mr. Welton was the Senior Vice President and Chief Information Officer at The Breakaway Group from 2006 to 2008. The Breakaway Group is a consulting practice which specializes in educating users on adopting healthcare applications. Prior to that he served as Chief Information Office Partner of Tatum, LLC, from 2005 to 2006. Tatum, LLC is the largest executive services firm in the United States and provides C-level operational expertise to help resolve strategic, financial and technology issues. Prior to that Mr. Welton served as Chief Information Officer of Exempla Healthcare from 2000 to 2005. Mr. Welton is a fellow with the Health Information Management and Systems Society and holds Master’s degrees in healthcare administration and public policy analysis from Tulane University and a Bachelor of Arts from Susquehanna University.

James D. Nadauld, Chairman of the Board. Mr. Nadauld has served as one of our directors since 2006. Since 2004, Mr. Nadauld has been associated with Genstar Capital LLC, helping to identify, evaluate and execute acquisition and investment opportunities. From 2004 through 2006, Mr. Nadauld was a Senior Associate of Genstar and from 2007 through 2008 a Vice President of Genstar. In 2009, Mr. Nadauld became a Principal of Genstar. Prior to joining Genstar, from 2000 to 2002, Mr. Nadauld was an Associate with MedEquity Investors, LLC in Wellesley Hills, Massachusetts, a healthcare-focused private equity firm. Previously, from 1998 to 2000, he was an investment banking analyst in the Global Healthcare Group at Lehman Brothers, Inc. in New York. Mr. Nadauld earned a Master’s in Business Administration from Harvard Business School and a Bachelor of Arts in English from Brigham Young University. He is also a Director of Evolution1 Benefits, Inc. and Univita Health.

Stanley M. Marks, M.D., Director. Dr. Marks has served as one of our directors since 2007. Dr. Marks founded Oncology Hematology Association, or OHA, in 1978, and has since led OHA to become one of the largest hematology-oncology practices in Pennsylvania. With the merger of OHA and the University of Pittsburgh Cancer Institute, Dr. Marks assumed the title of Director for Clinical Services and Chief Medical Officer of UPMC Cancer Centers, a position he held from 2000. In 2011, Dr. Marks was named Chairman of UPMC Cancer Centers.  In addition, since 2000 he is Chief of the Division of Hematology/Oncology, UPMC Shadyside Hospital, and Clinical Professor of Medicine for the University of Pittsburgh School of Medicine, where he received his undergraduate and medical degrees.

Jonathan R. Stella, M.D., Director. Dr. Stella has served as one of our directors since 2008. In 1990, Dr. Stella became the Medical Director of the San Luis Obispo Radiation Oncology Center in San Luis Obispo, California and has practiced medicine since 1988. He has practiced with the eight-center Coastal Radiation Oncology Medical Group for 24 years and was the group’s President from  2004 until 2011. Dr. Stella received his undergraduate degree from the University of Wisconsin, Green Bay and medical degree from American University of the Caribbean School of Medicine. Dr. Stella currently serves on the board of the Wellness Community of San Luis Obispo County, and is the cancer liaison physician for the American College of Surgeons Commission on Cancer for Sierra Vista Regional Medical Center. Dr. Stella is a board-certified radiation oncologist .

Robert J. Weltman, Director. Mr. Weltman has served as one of our directors since 2006. Since 1995, Mr. Weltman has been associated with Genstar Capital LLC, responsible for sourcing and executing acquisitions and monitoring several of Genstar’s portfolio companies. Mr. Weltman joined Genstar in 1995 as Vice President and became a Managing Director in 2004. From 1991 to 1993, Mr. Weltman worked in the corporate finance and mergers and acquisitions departments of Salomon Brothers Inc. and from 1993 to 1995 at Robertson, Stephens & Co. where he assisted technology, environmental services, real estate, basic manufacturing and service companies in initial public offerings, private placements and public debt offerings. Mr. Weltman earned an AB from Princeton University. He is also a Director of Evolution 1 Benefits, Inc., PRA International Inc., Harlan Laboratories, Inc., MidCap Financial, LLC and Univita Health, Inc.

Board Committees

Our Board of Directors has a standing Audit Committee and a Compensation Committee. The Audit Committee is composed of Messrs. Nadauld and Weltman. Our Board of Directors has not affirmatively determined whether any of the members of the current

Audit Committee is an “audit committee financial expert”. However, we believe that Mr. Nadauld would be considered an audit committee financial expert if our Board of Directors were to make such a determination. The Compensation Committee is composed of Messrs. Nadauld and Weltman.

Section 16(a) Beneficial Ownership Reporting Compliance

As our equity securities are not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), none of our directors, officers or ten percent holders were subject to Section 16(a) of the Exchange Act for the past fiscal year or the filing requirements thereof.

Code of Ethics

We currently expect to implement a code of ethics by the end of fiscal year 2012.

Item 11. Executive Compensation

This compensation discussion describes the material elements of the compensation awarded to, earned by, or paid to our officers who are considered to be “named executive officers” during 2011, our last fiscal year. “Named Executive Officers” or “NEOs” refers to L. Duane Choate, our former President and Chief Executive Officer who served in such roles through November 1, 2011; George P. McGinn, Jr., who became our President and Chief Executive Officer on November 28, 2011; Timothy A. Peach, Chief Financial Officer and Treasurer; Russell D. Phillips, Jr., Executive Vice President, Chief Compliance Officer, General Counsel and Secretary; William L. Pegler, Senior Vice President and Chief Operating Officer; and Joseph Stork, Senior Vice President and Chief Development Officer.

General Compensation Philosophy

The objective of our executive compensation program is to advance our stockholders’ interests by attracting, motivating and retaining executives of the highest caliber and by aligning our executives’ interests with those of our stockholders. The program is designed to reward performance and dedication, and to hold executives accountable for company-wide results. The Compensation Committee of our Board, or the Compensation Committee, believes that compensation paid to our executives should be closely aligned with our performance on both a short-term and long-term basis, linked to specific, measurable results intended to create value for our stockholders, and should assist us in attracting and retaining key executives critical to our long-term success. To that end, the Compensation Committee believes executive compensation packages provided by the Company to its NEOs should include both cash and stock-based compensation that reward performance.

For all NEOs, compensation is intended to be performance-based. The Compensation Committee believes that compensation paid to executive officers should be closely aligned with the performance of the Company on both a short-term and long-term basis, linked to specific, measurable results intended to create value for stockholders, and that such compensation should assist the Company in attracting and retaining key executives critical to its long-term success.

In establishing compensation for executive officers, the following are the Compensation Committee’s objectives:

•                  Attract and retain individuals of superior ability and managerial talent;

•                  Ensure executive officer compensation is aligned with our corporate strategies, business objectives and the long-term interests of our stockholders and noteholders;

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

Determination of Compensation Awards

Role of the Compensation Committee

The Compensation Committee has the responsibility of establishing, implementing and continually monitoring adherence with our compensation philosophy. The Compensation Committee ensures that the total compensation paid to our NEOs consists of short and long-term components, cash and equity, and fixed contingent payments that we believe are most appropriate to incentivize, retain, and reward our named executive officers for achieving our objectives. Our Compensation Committee met four times during 2011.

Our Compensation Committee reviews the compensation of our named executive officers on at least an annual basis. In addition, our Compensation Committee is responsible for determining all stock-based and Executive Incentive Plan performance-based targets and cash awards for our named executive officers. Executive Incentive Plan targets are generally determined before the beginning of each year or at or around the time our annual budget is approved by the Board of Directors, whichever is later, and are based on calendar year financial performance. The Compensation Committee has the authority to retain compensation consultants to assist it in making its decisions. If consultants are retained by the Compensation Committee, they are retained directly by the Compensation Committee and the decision to retain them is the Compensation Committee’s alone. The Compensation Committee’s decisions in 2011 were made without the use of compensation consultants.

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

Our Compensation Committee has reviewed our compensation design, policies and practices and determined that any risks arising from our compensation design, policies and practices are not reasonably likely to have a material adverse effect on us. In making this determination, our Compensation Committee considered features of our compensation policies and practices that discourage unnecessary or excessive risk taking, including appropriate pay philosophy and effective balance of (i) cash and equity pay mix, (ii) short and long term performance focus and (iii) board discretion to manage pay appropriately in the design of our compensation programs. Our Compensation Committee does not make regular use of benchmarking or of compensation consultants. In determining compensation levels for our NEOs, the Compensation Committee does not directly compare compensation levels with any other companies and does not refer to any specific compensation survey or other data. Rather, the amount of total compensation, the amounts allocated to each component and the target amounts payable under our Executive Incentive Plan are set by the Compensation Committee based on the general industry knowledge of the members of our Compensation Committee obtained through years of service with comparably sized privately-held portfolio companies in the healthcare industry, in alignment with the foregoing considerations, rather than in accordance with precise formulas or benchmarked levels, to ensure the attraction, development and retention of superior talent.

Role of the Chief Executive Officer

During the portion of 2011 that Mr. Choate served as our President and Chief Executive Officer, he was not a member of the Compensation Committee. Mr. Choate neither voted on the final determinations and decisions regarding the compensation of the other NEOs or his own compensation as such decisions related to Mr. Choate were made by the Compensation Committee in his absence. Mr. Choate resigned from the position of President and Chief Executive Officer as of November 1, 2011. Mr. McGinn was appointed our President and Chief Executive Officer effective November 28, 2011, and is not a member of the Compensation Committee.

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

Base Salaries

We provide named executives officers with a base salary to compensate them for services rendered during the fiscal year. Base salary also serves as a baseline for recognition and reward in our performance-based Executive Incentive Plan cash awards and in our long-term equity grants. Base salary ranges for named executive officers are determined by the Compensation Committee for each executive based on his position and responsibility by the Committee using its own judgment and industry experience, including its knowledge of competitive salaries in the industry, in the manner described above.

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

Base salaries for the NEOs are established on an annual calendar year based on the scope of their responsibilities, individual contribution, prior experience, sustained performance, competitive salary levels and our budgetary constraints. No formulaic base salary increases are provided to any of the NEOs. None of the then named executive officers received salary increases effective January 1, 2011, due to the uncertainty related to our achievement of targeted 2011 Adjusted EBITDA goals as a result of changes in reimbursement rates and the decline in patient census due to unfavorable economic conditions in our marketplaces. We did, however, provide the then named NEOs, with the exception of Mr. Choate, increases in their base salaries effective July 1, 2011 based upon a review of each NEO’s base salary, duties performed and increased responsibilities (in the case of Mr. Pegler). Messrs. Peach, Phillips and Stork received a 3% increase in their respective base salaries and Mr. Pegler received a 4% increase in his base salary.

Performance-Based Cash Awards under our Executive Incentive Plan

Performance-based cash bonus awards under our Executive Incentive Plan consist of annual bonus awards and discretionary cash bonus awards. Each year’s annual Executive Incentive Plan gives our executives an incentive to meet specific goals set by the Board of Directors with reference to that year’s budget and forecasts approved by the Board. We believe that our annual Executive Incentive Plan encourages long-term growth in stockholder value by providing executives with a series of incentives particular to each year’s circumstances. The Compensation Committee based 100% of the NEOs’ annual cash bonus potential in 2011 on our achievement of projected Adjusted EBITDA in order to motivate the NEOs to maximize earnings from the Company’s operations and to encourage the NEOs to work cooperatively as a team. We believe the annual budgeted amount of Adjusted EBITDA established by the Board is reasonably attainable while requiring substantial effort. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization less certain non-recurring items which if taken into account for purposes of the Executive Incentive Plan would penalize our executives for items beyond their control and/or items not reflective of our actual operating results.

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

Our 2011 Executive Incentive Plan established that no bonus would be paid unless we produced a minimum amount of Adjusted EBITDA ($36.9 million) and that bonuses would be paid at the full target amount only if Adjusted EBITDA equaled at least $38.9 million. In the event the Company exceeded the 100% payout level of $38.9 million of Adjusted EBITDA, the bonus amount would increase five percent (5%) for each one percent (1%) of Adjusted EBITDA above $38.9 million to $40.8 million and ten percent (10%) for each one percent (1%) of Adjusted EBITDA above $40.8 million. We did not achieve the minimum Adjusted EBITDA amount of $36.9 million to entitle the NEOs to any cash bonus payments under the 2011 Executive Incentive Plan.

Cash Bonuses Paid at the Discretion of the Compensation Committee

We entered into retention bonus letter agreements with each of Messrs. Peach, Phillips, Pegler and Stork in September 2011 providing for a special bonus opportunity equal to one-third of each individual’s then current base salary. The Compensation Committee determined in its judgment that a special bonus opportunity was necessary and appropriate to encourage the NEO’s to maintain their continued dedication and efforts on behalf of the Company and to ensure their retention and continued service to the Company during an important transition period. Payment of the special bonus is to be made on September 1, 2012 provided that the NEOs remain continuously employed by the company, subject to earlier payment in the event that the NEO is terminated without Cause prior to such date.

Long-Term Equity Incentive Awards

We believe that positive long-term performance is achieved in part by providing our NEOs with incentives that align their financial interests with the interests of our stockholders. The Compensation Committee believes that the use of stock option awards best accomplishes such alignment.

Our Compensation Committee is authorized under our Equity Incentive Plan to grant incentive stock options and/or nonqualified stock options to purchase shares of our common stock to our employees and nonqualified stock options to purchase shares of common stock to our directors, independent contractors and consultants. We generally make initial stock option grants at the commencement of an executive’s employment and additional subsequent grants following a significant change in job responsibilities or to meet other special retention or performance objectives. The Compensation Committee reviews and approves incentive stock option awards to all employees, including NEOs, based upon its assessment of individual expected performance, past precedence based on internal job classifications, a review of each executive’s existing long-term incentives and retention considerations.

Other than grants of incentive stock options to Mr. McGinn, we did not grant any stock options or other equity-based awards to our NEOs in 2011 because none of our NEOs commenced employment or experienced a significant change in job responsibilities during 2011 that warranted such an award. We did grant Mr. McGinn an incentive stock option for 900,000 shares of our common stock. This award was made in connection with and as a result of his commencing employment as President and Chief Executive Officer and was based on the scope of the NEO’s responsibility in his position. The amount of the award was determined by reference to the awards previously granted to and held by the predecessors in the NEO’s position.

Severance Arrangements and Benefits

Our board of directors and our Compensation Committee consider the maintenance of a sound management team to be essential to protecting and enhancing our best interests. To that end, we recognize that the uncertainty that may exist among management with respect to their “at-will” employment may result in the departure or distraction of management personnel to our detriment. Accordingly, we have entered into employment agreements with each of our named executive officers that provide for certain severance payments and other post-employment benefits which we believe are appropriate to encourage the continued dedication and attention of these executives. The employment agreements with our named executive officers are described more fully below under ‘—Potential Payment Upon Termination or Change in Control’.

Perquisites and Other Benefits

Although perquisites are not a significant factor in our compensation programs, we provide certain limited perquisite and personal benefits to our named executive officers. We provide these benefits to assist our NEOs in performing their services for us and to attract and retain talented executives.

The Company, at its sole cost, provides health and welfare benefits to each NEO, the NEO’s spouse and eligible dependents.  We also maintain a 401(k) retirement plan that is available to all eligible employees. We have the discretion to make annual matching contributions to the plan on behalf of our participating employees. Historically, we matched $0.50 for each $1.00 contributed up to 6% of each participant’s annual compensation with a maximum of $2,500 per participant. The last discretionary match we made was in March 2012 for the 401(k) plan year ending December 31, 2011. The Compensation Committee determined that a discretionary match of $0.3 million will be made for the 401(k) plan year ending December 31, 2011. The discretionary match was distributed to eligible participants at 50% of 6% of the employee’s total compensation, to a maximum of $1,400, and was funded on March 15, 2012. Life, accidental death and dismemberment coverage is also offered to all eligible employees and premiums are paid in full by the Company. We also make available to our NEOs a long-term disability plan maintained at our expense. Other voluntary benefits, such as supplemental life and specific coverage insurance supplements are also made available and paid for by our NEOs and other employees. The above benefits are generally available to the NEOs on the same basis as all other eligible employees, subject to relevant regulatory requirements.

Accounting and Tax Considerations

Our annual tax aggregate deductions for each NEO’s compensation are potentially limited by Section 162(m) of the Internal Revenue Code to the extent the aggregate amount paid to an executive officer exceeds $1.0 million per year, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions provided under Section 162(m) of the Internal Revenue Code. At our current NEO compensation levels, we do not anticipate that Section 162(m) of the Internal Revenue Code would be applicable to any of our NEOs, and we considered its impact in determining compensation levels for our NEOs in 2011, while also considering the fact that the provisions under Section 162(m) would only be applicable if the Company were to become a public entity.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section required by Item 402(b) of Regulation S-K with management. Based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis section be included herein. The Compensation Committee consists of Messrs. Nadauld and Weltman.

Summary Compensation Table

The following table sets forth the compensation earned by our NEOs for 2011, 2010 and 2009. No other executive officers who would have otherwise been includable in the following table on the basis of salary and bonus earned for the year ended December 31, 2011 have been excluded by reason of their termination of employment or change in executive status during the year.

Name and principal position	Year	Salary ($)	Bonus ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(2)(4)	All Other Compensation ($)(5)		Total ($)(2)
L. Duane Choate(1)	2011	426,923	—	—	—	138,830	(7)	565,753
Former President and Chief	2010	458,275	500,000	1,263,504	—	53,833		2,275,612
Executive Officer	2009	321,777	123,223	—	—	50,538		495,538

George P. McGinn, Jr.(6)	2011	30,847	—	—	—	—		30,847
President and Chief	2010	—	—	—	—	—		—
Executive Officer	2009	—	—	—	—	—		—

Russell D. Phillips, Jr.	2011	289,236	—	—	—	30,916		320,152
Executive Vice President,	2010	285,000	30,000	—	—	45,385		360,385
General Counsel and	2009	265,816	84,184	—	—	56,773		406,773
Chief Compliance Officer

Timothy A. Peach	2011	253,707	—	—	—	28,206		281,914
Chief Financial Officer and	2010	228,269	30,000	392,000	—	27,740		678,009
Treasurer	2009	103,038	—	172,500	26,096	17,254		318,888

William L. Pegler	2011	234,553	—	—	—	35,858		270,410
Senior Vice President and	2010	230,000	30,000	—	—	40,098		300,098
Chief Operating Officer	2009	214,518	65,482	—	—	66,363		346,363

Joseph Stork	2011	202,980	—	—	—	22,034		225,015
Senior Vice President and	2010	200,000	10,000	—	—	26,709		236,709
Chief Development Officer	2009	186,538	43,462	—	—	19,341		249,341

(1)           Mr. Choate resigned as our President and Chief Executive Officer effective November 1, 2011.

(2)                                  The Compensation Committee may make discretionary bonus payments to NEOs for their performance in 2011, following the certification of the Company’s audited financial statements for fiscal year 2011.

(3)                                  Amounts represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For the assumptions used in calculating the value of these awards, refer to Note 13 to our consolidated financial statements for the year ended December 31, 2011 included elsewhere in this annual report.

(4)                                  Amounts shown in the non-equity incentive plan column represent payments made under the Executive Incentive Plan to the NEOs that related to services performed in the applicable year and were paid based on our level of achievement of our applicable performance goals for the relevant year. Based on financial results, our NEOs are not entitled to any awards under the terms of our Executive Incentive Plan for 2011. For additional information, refer to the discussion under “Compensation Discussion and Analysis-Executive Incentive Plan Awards” above.

(5)                                  Includes auto allowance, vacation time payout upon termination, vacation pay in lieu of time off, health, dental and vision benefits, long term disability and term life insurance premiums, 401(k) employer match and relocation reimbursement.

(6)                                  Mr. McGinn became our President and Chief Executive Officer effective November 28, 2011.

(7)                                  Includes auto allowance, vacation time payout upon termination of $87,536, health, dental and vision benefits of $31,566, and long term disability and term life insurance premiums.

2011 Grants of Plan-Based Awards

The following table sets forth the stock option awards that were granted to our NEOs in 2011 and the potential future payouts under non-equity incentive plan awards granted to our NEOs in 2011 under our Executive Incentive Plan. The actual amounts paid to our NEOs under our Executive Incentive Plan for 2011 are set forth in the 2011 Summary Compensation Table above.

		Potential Future Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities	Exercise Price of Option	Grant Date Fair Value
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Underlying Options(1)	Awards ($/Sh)	of Option Awards ($)
George P. McGinn, Jr.	12/9/2011	—	—	—	900,000	2.50	1,012,500
Russell D. Phillips, Jr.	12/15/2010	94,050	171,000	—	—	—	—
Timothy A. Peach	12/15/2010	68,750	125,000	—	—	—	—
William L. Pegler	12/15/2010	63,250	115,000	—	—	—	—
Joseph Stork	12/15/2010	55,000	100,000	—	—	—	—

(1)                                  Amounts represent the number of shares underlying options granted to Mr. McGinn during 2011. For Mr. McGinn, 225,000 shares vest on the first anniversary of the effective date of the option award, with the remaining vesting on the monthly anniversary of the effective date over 36 months.

Outstanding Equity Awards at December 31, 2011

The following table provides information regarding outstanding equity-based awards held by the NEOs as of December 31, 2011. All such equity based awards consist of stock options granted under the Equity Incentive Plan.

OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options Exercisable(#)	Number of Securities Underlying Unexercised Options Unexercisable(#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)(1)	Option Exercise Price	Option Expiration Date
L. Duane Choate	171,905	—		—	$3.50	8/29/2017
	429,764	—		—	$3.50	3/24/2020
George P. McGinn, Jr.	—	900,000	(2)	—	$2.50	12/9/2021
Russell D. Phillips, Jr.	25,000	—		—	$1.50	8/18/2016
	171,905	—		85,953	$3.50	8/18/2016
Timothy A. Peach	16,667	16,666	(3)	16,667	$6.60	3/31/2019
	8,333	25,000	(3)	16,667	$3.50	3/24/2020
	25,000	75,000	(3)	50,000	$3.50	4/6/2020
William L. Pegler	37,500	—		—	$1.50	8/18/2016
	128,929	—		64,465	$3.50	8/18/2016
Joseph Stork	33,333	—		16,667	$4.75	10/30/2017
	10,000	3,333	(3)	6,667	$5.35	3/1/2018

(1)                                  The options will vest upon a change in control of the Company if certain targeted amounts of consideration (which increase over time) are achieved in connection with such change in control.

(2)                                  One quarter vests on the first anniversary date of the option grant with the remainder vesting monthly on the monthly anniversary date of the option grant over three years.

(3)                                  Except for the performance component, which vests as described in footnote (1) above, vests annually over four years on the anniversary date of the option grant.

Potential Payments Upon Termination or Change in Control

Agreements with our Former and Current CEO

We entered into employment agreements with the gentlemen that each served as our CEO during 2011 in connection with their initial employment by the Company. Each employment agreement established a base salary, an annual target bonus (100% of base salary in the case of Mr. Choate, our former CEO and 100% of base salary in the case of Mr. McGinn, our current CEO) based on our achievement of certain financial performance targets as well as the provision of certain other typical benefits (e.g., vacation time, health benefits, etc.) and, in the case of Mr. Choate, a living accommodation and relocation allowance not to exceed $65,000 to initially commute to Orange County, California and ultimately relocate his residence to the Denver, Colorado area from Houston, Texas. Under each agreement, the executive’s employment with us is “at-will.” However, in the event of a termination “without cause” or a resignation due to “constructive termination” which the executive could deem to be a termination without cause, the executive is entitled to severance payments from us, consisting of bi-weekly payments of base salary in effect at the time of termination for a defined “Salary Continuation Period”, provided the executive complies during such period with the non-compete and non-solicitation provisions of the agreement and executes a general release of all claims against us. In the case of a termination in connection with or within nine months following a “change of control” such Severance Payments would be made in a lump sum amount to each executive.

Mr. McGinn’s employment agreement also provides for a bonus upon a change of control if Genstar realizes specified returns on capital in such transaction. If Mr. McGinn remains continuously employed by us or one of our affiliates through a change of control, he will be entitled to receive a one time cash bonus payable within 15 days following the change of control. In addition, if Mr. McGinn is terminated by us without cause after we have entered into a binding letter of intent and the change of control described in such letter in intent occurs within six months following such termination, he shall be entitled to receive the change of control bonus, if any, as if he had remained continuously employed through the date of the change of control. The amount of the change of control bonus will be as follows, determined on the basis of MOIC (as defined below):

If MOIC is (1):	Change of Control Bonus ($)
Less than or equal to 0.49x	1,000,000
Greater than 0.49x, but less than 0.66x	1,250,000
Equal to or greater than 0.66x, but less than 1.0x	1,500,000
Equal to or greater than 1.0x	1,750,000

(1)

“MOIC” means the multiple of invested capital realized by Genstar in connection with a change of control, calculated as the quotient obtained by dividing (i) all net proceeds by (ii) all invested capital. “Net Proceeds” means the aggregate amount of any cash and the fair market value of any securities, as determined by our Board in its sole discretion, that is received by Genstar in connection with a change of control. “Invested Capital” shall mean the aggregate capital contributions made by Genstar in the Company.

Mr. Choate, our former President and CEO, had a Salary Continuation Period of one year and Mr. McGinn, our current President and CEO, has a Salary Continuation Period of one year. Mr. Choate’s employment agreement was amended in February 2010 to include payment to Mr. Choate during the Salary Continuation Period of his targeted bonus for the year in which the termination occurs. Under each employment agreement, in the event the executive is terminated by us or in the event of death or disability, he or his legal representative will also be entitled to receive “Ancillary Severance Benefits” from us. Ancillary Severance Benefits consist of compensation for all accrued unpaid vacation pay, back wages accrued and accrued sick pay, and except in the case of a termination for “cause,” reimbursement of COBRA expenses for the continuation of health benefits for himself and his eligible dependents for an 18-month period (in the case of Mr. Choate) and a 12-month period (in the case of Mr. McGinn) or until such time the executive becomes eligible for another employer’s health insurance, whichever occurs first. In addition, Ancillary Severance Benefits include outplacement services for each executive in an amount not to exceed $15,000.

Mr. Choate’s employment agreement also provides that in the event of death or disability, the Company would pay to him or his legal representative a lump sum amount equal to half of his then current annual base salary in effect immediately prior to his death or disability. Under the employment agreements, “disability” means that for a period of six (6) months in any twelve (12) month period, the executive is incapable of substantially fulfilling his employment responsibilities and duties because of physical, mental or psychological incapacity resulting from injury, sickness or disease. “Cause,” as defined under the terms of Mr. Choate’s employment agreement, means any of the following: (a) the executive enters a plea of guilty or nolo contendere to, or is convicted of, a felony or any other criminal act involving moral turpitude, dishonesty, or theft; (b) the executive has committed gross negligence, willful misconduct or a breach of his fiduciary duties in carrying out his duties; (c) the executive materially breaches the employment agreement and fails to cure such breach (in the event that such breach is capable of being cured) within 30 days following receipt of notice from us setting forth in reasonable detail the nature of such breach; (d) the executive habitually uses drugs or alcohol and such use constitutes an abuse thereof; (e) the executive engages in willful misconduct in the performance of his duties that (i) has a material adverse effect on the Company or (ii) constitutes a material violation of a policy adopted by the Board; or (f) the executive engages in material dishonesty or fraud in the performance of his duties.

“Constructive termination,” as defined in Mr. Choate’s employment agreement means, subject to certain notice and cure periods, (a) with or without a change in his title or formal corporate action, there shall be a material diminution in the nature or scope of the authorities, powers, functions, duties or responsibilities of the executive as set forth in the employment agreement; (b) the executive is not appointed to, or is removed from, the offices or positions provided for in the employment agreement; (c) the executives annual base salary is decreased by the Company; (d) at any time following the executive’s initial permanent relocation at the request of the Company, we change our headquarters greater than 30 miles from its then existing location without the executive’s consent; (e) we fail to pay the executive’s compensation or provide the employee benefits when due; or (f) we materially breach the employment agreement or the performance of our duties and obligations thereunder (including any failure to adopt an annual bonus plan in accordance with the employment agreement).

“Cause,” as defined under the terms of Mr. McGinn’s employment agreement, means any of the following:  (a) the executive enters a plea of guilty or nolo contendere to, or is convicted of, a felony or any other criminal act involving dishonesty, or theft; (b) the executive has committed gross negligence, willful misconduct or a breach of his fiduciary duties in carrying out his duties thereunder; (c) the executive materially breaches the employment agreement and fails to cure such breach (in the event that such breach is capable of being cured) within 30 days following receipt of notice from us setting forth in reasonable detail the nature of such breach; (d) the executive habitually uses drugs or alcohol and such use constitutes an abuse thereof; (e) the executive engages in willful misconduct in the performance of his duties thereunder that has a material adverse effect on the Company; or (f) the executive engages in material dishonesty or fraud in the performance of his duties thereunder.

“Constructive termination,” as defined in Mr. McGinn’s employment agreement means subject to certain notice and cure periods, (a) with or without a change in his title or formal corporate action, there shall be a material diminution in the nature of scope of the authorities, powers, duties or responsibilities of the executive set forth in the employment agreement; (b) the executive’s annual base salary is materially decreased by the Company, without consent of the executive; (c) we fail to pay the executive’s compensation or provide the employee benefits when due; and (d) we materially breach the employment agreement or the performance of our duties and obligations thereunder (including any failure to adopt an annual bonus plan in accordance with the provisions of the employment agreement).

Agreement with our Chief Financial Officer and Treasurer

We have entered into an employment agreement with Mr. Peach, our current Chief Financial Officer and Treasurer. Under the employment agreement, Mr. Peach is entitled to receive a base salary and a target bonus of 50% of his base salary. The terms, conditions and definitions in Mr. Peach’s employment agreement are substantially similar to those outlined above for Mr. Choate. Mr. Peach has a Salary Continuation Period of six months and the employment agreement provides for the payment of his then current target bonus for the year in which the termination occurs during the Salary Continuation Period. Ancillary Severance Benefits are payable to Mr. Peach for a six month period. Mr. Peach’s employment agreement does not provide for a living assistance or relocation allowance as he resided in the Denver, Colorado area near our principal executive office in Englewood, Colorado at the time we entered into his employment agreement.

Agreements with our Additional NEOs

Each of our other NEOs (not including Messrs. Choate, McGinn and Peach) is party to an employment agreement with the Company. Under each agreement, the executive officer is entitled to receive a base salary and a target bonus (60% of base salary in the case of Mr. Phillips and 50% of base salary in the case of Messrs. Pegler and Stork). The terms, conditions and definitions in the employment agreements are substantially similar to those outlined above for Mr. Choate, Mr. Phillips has a Salary Continuation Period of one year; Messrs. Pegler and Stork have a Salary Continuation Period of six months. The employment agreements for Messrs. Phillips and Pegler provide for the payment of their respective then current target bonus for the year in which the termination occurs during the Salary Continuation Period. Ancillary Severance Benefits are payable to Mr. Phillips for a twelve month period and Ancillary Severance Benefits are payable to Messrs. Pegler and Stork for a six month period. Mr. Pegler was provided with a living assistance and relocation allowance of $108,730 in connection with the relocation of his residence from San Diego, California to the Denver, Colorado area, and Mr. Stork was provided with a living assistance and relocation allowance of $29,340 in connection with the relocation of his residence from Houston, Texas to the Denver, Colorado area. Mr. Phillips’ primary office location remains in Orange County, California.

The following table shows the value of severance benefits and other benefits for our 2011 NEOs, excluding Mr. Choate, under their current employment agreements, assuming each NEO had terminated employment on December 31, 2011.

Name	Payment Type	Death or Disability ($)	Termination Without Cause or “Constructive Termination” ($)	Termination After Change in Control ($)	Change of Control Bonus ($)
George P. McGinn, Jr.	Cash Severance	—	400,000	—	1,750,000	(1)
	Benefit Continuation	—	27,245	—	—
	Total	—	427,245	—	1,750,000
Russell D. Phillips, Jr.	Cash Severance	240,831	464,562	464,562	—
	Benefit Continuation	7,700	22,700	22,700	—
	Total	248,531	487,262	487,262	—
Timothy A. Peach	Cash Severance	197,500	253,750	253,750	—
	Benefit Continuation	12,131	27,131	27,131	—
	Total	209,631	280,881	280,881	—
William L. Pegler	Cash Severance	182,861	234,611	234,611	—
	Benefit Continuation	7,398	22,398	22,398	—
	Total	190,260	257,010	257,010	—
Joseph Stork	Cash Severance	106,500	203,000	203,000	—
	Benefit Continuation	3,485	18,485	18,485	—
	Total	109,985	221,485	221,485	—

(1)                                  For purposes of this table, we have assumed the maximum change of control bonus is payable to him under his employment agreement.

Director Compensation

The members of our Board of Directors are James D. Nadauld (Chairman), Stanley M. Marks, M.D., Jonathan R. Stella, M.D., and Robert J. Weltman. Messrs. Nadauld and Weltman are employees of Genstar Capital LLC.

Dr. Marks is paid $7,500 for each Board meeting attended. No other Directors receive compensation. Directors are also reimbursed for reasonable expenses incurred in connection with attending board meetings. Each member of our Board, other than directors who are employees or partners of Genstar Capital LLC, is also eligible for stock option grants under the Company’s Equity Incentive Plan in the form of non-qualified stock option grants. We have only one Plan, the “Equity Incentive Plan,” which provides for both ISOs and NSOs. No such director stock options were granted in 2011.

The following table shows compensation paid to Board of Director members in 2011.

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Stanley M. Marks, M.D.	$30,000	—	$30,000

Dr. Marks and Dr. Stella previously received stock option grants. As of December 31, 2011, the unvested portions of the stock option grants are as follows: Dr. Marks: 20,000 shares; and Dr. Stella: 5,000 shares, which shares will vest as follows:

•                  For Dr. Marks, 20,000 shares upon a change in control of the Company if certain targeted amounts of consideration (which increase over time) are achieved in connection with such change in control,

•      For Dr. Stella, 5,000 shares upon a change in control of the Company if certain targeted amounts of consideration (which increase over time) are achieved in connection with such change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2011, we had 26,317,675 shares of common stock outstanding.

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2011 by:

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

Name of Beneficial Owner	Number of Shares	Percentage of Outstanding Capital Stock
Stockholders Holding 5% or More
Genstar Capital Partners IV, L.P.(1)	20,142,957	71.6%
Caisse de dépôt et placement du Québec(2)(14)	4,285,714	15.2%
Named Executive Officers, Directors and Others
George P. McGinn, Jr.(14)	—	*
L. Duane Choate(3)(4)(14)	611,669	2.2%
Timothy A. Peach(5)	91,667	*
Russell D. Phillips, Jr.(6)(14)	196,905	*
William L. Pegler(7)(14)	166,429	*
Joseph Stork(8)	43,333	*
Shyam B. Paryani, M.D.(9)(14)	715,715	2.5%
Stanley M. Marks, M.D.(10)(14)	40,000	*
Jonathan R. Stella, M.D.(11)(14)	17,142	*
James D. Nadauld(12)	20,142,957	73.4%
Robert J. Weltman(13)	20,142,957	73.4%
All executive officers and directors as a group (11 persons)	21,268,435	83.5%

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

(3)                                  This amount includes 601,669 shares issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days.

(4)                                  This amount includes 4,000 shares held by the Walter L. Choate Family Trust.

(5)                                  This amount includes 91,667 shares issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days.

(6)                                  This amount includes 196,905 shares issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days.

(7)                                  This amount includes 166,429 shares issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days.

(8)                                  This amount includes 43,333 shares issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days.

(9)                                  This amount includes 715,715 shares issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days.

(10)                        This amount includes 40,000 shares issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days.

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

Other Related Party Transactions

We have a MSA with ICON under which we provide management services to the FROG division of ICON. Dr. Paryani, our former Chairman of the Board of Directors, and beneficial owner of common stock of the Company, is a manager and equity holder of ICON. We earn a management fee based on a fixed percentage of the earnings, while ICON retains the remaining earnings. Under this MSA, ICON retained $2.5 million, $2.1 million and $3.1 million for its medical services for the years ended December 31, 2011, 2010 and 2009, respectively.

We lease three radiation oncology treatment centers in Florida from entities affiliated with Dr. Paryani. We recorded rent expense related to these centers of approximately $0.7 million for each of the years ended December 31, 2011, 2010 and 2009.

We have a MSA to provide management and administrative services to Cyclotron Center of Northeast Florida, LLC, or Cyclotron, and PET/CT Center of North Florida, LLC, or PET/CT Center, which own, operate, and supply mobile PET/CT units in the same market. Dr. Paryani has an ownership interest in these companies. We recognized revenue associated with this MSA of $0.4 million and $0.8 million in 2010 and 2009, respectively. We had accounts receivable due under this MSA of $0.2 million at December 31, 2010. We also provide a payroll processing service for PET/CT Center and Cyclotron. We recorded receivables for reimbursement of these services of $0.1 million at December 31, 2010.

We have a MSA with Coastal Radiation Oncology Medical Group, Inc., or Coastal. Dr. Stella, one of the members of our Board of Directors, is a shareholder of Coastal. We earn a management fee based on a fixed percentage of the earnings, while Coastal retains the remaining earnings. Under this management services agreement, Coastal retained $7.5 million, $6.8 million and $7.5 million for its medical services for the years ended December 31, 2011, 2010 and 2009, respectively.

We lease the space for three radiation oncology treatment centers and one facility used for administrative offices and physics services from entities affiliated with Dr. Stella. We recorded rent expense related to these leases of approximately $1.0 million, $1.1 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

We have a limited scope payroll processing relationship with Neuroscience Gamma Knife Center of Southern California, LLC, an entity in which Dr. Stella has an ownership interest. We recorded receivables for reimbursement of these services of an immaterial amount, $0.01 million, $0.02 million and $0.06 million at December 31, 2011, 2010 and 2009, respectively.

CDPQ, which owns approximately 16.3% of our capital stock, was one of the holders of our subordinated notes and was repaid approximately $33.3 million in 2010, with the proceeds from the offering of our Senior Notes.

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

	2011	2010
	(in thousands)
Audit fees	$553	$1,005
Audit related fees	73	88
Tax fees	109	100
Total	$735	$1,193

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

The Audit Committee will not grant approval for any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to the Company.  In addition, in determining whether to grant pre-approval of any non-audit services, the Audit Committee will consider all relevant facts and circumstances.

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

3.               Exhibit List

Exhibit		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of OnCure Holdings, Inc.

3.2	(1)	Amended and Restated Bylaws of the OnCure Holdings, Inc.

3.3	(1)	Certificate of Incorporation of MICA FLO II, Inc.

3.4	(1)	Certificate of Amendment of Certificate of Incorporation of MICA FLO II, Inc.

3.5	(1)	Bylaws of MICA FLO II, Inc.

3.6	(1)	Amended and Restated Certificate of Incorporation of Oncure Medical Corp.

3.7	(1)	Bylaws of Oncure Medical Corp.

3.8	(1)	Certificate of Formation of Pointe West Oncology, LLC.

Exhibit		Description
3.9	(1)	Limited Liability Company Operating Agreement of Pointe West Oncology, LLC.

3.10	(1)	First Amendment to the Operating Agreement of Pointe West Oncology, LLC.

3.11	(1)	Second Amendment to the Operating Agreement of Pointe West Oncology, LLC.

3.12	(1)	Amended and Restated Certificate of Incorporation of U.S. Cancer Care, Inc.

3.13	(1)	Bylaws of U.S. Cancer Care, Inc.

3.14	(1)	Amended Bylaws of U.S. Cancer Care, Inc.

3.15	(1)	Certificate of Incorporation of USCC Acquisition Corp.

3.16	(1)	Bylaws of USCC Acquisition Corp.

3.17	(1)	Certificate of Incorporation of USCC Florida Acquisition Corp.

3.18	(1)	Bylaws of USCC Florida Acquisition Corp.

3.19	(1)	Articles of Organization of Radiation Oncology Center, LLC.

3.20	(1)	Operating Agreement of Radiation Oncology Center, LLC.

3.21	(1)	Amended and Restated Articles of Incorporation of Mission Viejo Radiation Oncology Medical Group, Inc.

3.22	(1)	Amended and Restated Bylaws of Mission Viejo Radiation Oncology Medical Group, Inc.(1)

3.23	(1)	Amended and Restated Articles of Incorporation of Santa Cruz Radiation Oncology Management Corp.

3.24	(1)	Amended and Restated Bylaws of Santa Cruz Radiation Oncology Management Corp.

3.25	(1)	Articles of Incorporation of USCC Healthcare Management Corp.

3.26	(1)	Bylaws of USCC Healthcare Management Corp.

3.27	(1)	Amended and Restated Articles of Incorporation of Coastal Oncology, Inc.

3.28	(1)	Amended and Restated Bylaws of Coastal Oncology, Inc.

3.29	(1)	Restated Articles of Incorporation of Fountain Valley & Anaheim Radiation Oncology Centers, Inc.

3.30	(1)	Amended and Restated Bylaws of Fountain Valley & Anaheim Radiation Oncology Centers, Inc.

3.31	(1)	Articles of Amendment to the Articles of Incorporation of Manatee Radiation Oncology, Inc.

3.32	(1)	Bylaws of Manatee Radiation Oncology, Inc.

3.33	(1)	Amended and Restated Articles of Incorporation of Venice Oncology Center, Inc.

3.34	(1)	Amended and Restated Bylaws of Venice Oncology Center, Inc.

3.35	(1)	Amended and Restated Articles of Incorporation of Sarasota County Oncology, Inc.

3.36	(1)	Amended and Restated Bylaws of Sarasota County Oncology, Inc.

3.37	(1)	Amended and Restated Articles of Incorporation of Sarasota Radiation & Medical Oncology Center, Inc.

Exhibit		Description
3.38	(1)	Amended and Restated Bylaws of Sarasota Radiation & Medical Oncology Center, Inc.

3.39	(1)	Articles of Organization of JAXPET, LLC.

3.40	(1)	Operating Agreement of JAXPET, LLC.

3.41	(1)	First Amendment to the Operating Agreement of JAXPET, LLC.

3.42	(1)	Second Amendment to the Operating Agreement of JAXPET, LLC.

3.43	(1)	Amended and Restated Articles of Incorporation of Charlotte Community Radiation Oncology, Inc.

3.44	(1)	Amended and Restated Bylaws of Charlotte Community Radiation Oncology, Inc.

3.45	(1)	Amended and Restated Articles of Incorporation of Englewood Oncology, Inc.

3.46	(1)	Amended and Restated Bylaws of Englewood Oncology, Inc.

3.47	(1)	Articles of Incorporation of Interhealth Facility Transport, Inc.

3.48	(1)	Bylaws of Interhealth Facility Transport, Inc.

3.49	(1)	Articles of Organization of JAXPET/Positech, LLC.

3.50	(1)	Amended and Restated Operating Agreement of JAXPET/Positech, LLC.

4.1	(1)	Specimen Stock Certificate.

4.2	(1)	Indenture, dated as of May 13, 2010, among OnCure Holdings, Inc., the Guarantors and Wilmington Trust FSB, as Trustee.

10.1	(1)	Employment Agreement of L. Duane Choate, dated February 17, 2010.

10.2	(1)	Employment Agreement of Russell D. Phillips, Jr., dated August 18, 2006.

10.3	(1)	First Amendment to Employment Agreement of Russell D. Phillips, Jr., dated December 17, 2008.

10.4	(1)	Second Amendment to Employment Agreement of Russell D. Phillips, Jr., dated March 1, 2009.

10.5	(1)	Employment Agreement of William L. Pegler, dated August 18, 2006.

10.6	(1)	First Amendment to Employment Agreement of William L. Pegler, dated December 17, 2008.

10.7	(1)	Second Amendment to Employment Agreement of William L. Pegler, dated March 1, 2009.

10.8	(1)	Agreement Not to Compete of Shyam B. Paryani, M.D., dated 18, 2006.

10.9	(1)	Agreement Not to Compete of Russell D. Phillips, Jr., dated August 18, 2006.

10.10	(1)	Agreement Not to Compete of William L. Pegler, dated August 18, 2006.

10.11	(1)	Employment Agreement of Joseph Stork, dated March 1, 2008.

10.12	(1)	First Amendment to Employment Agreement of Joseph Stork, dated December 17, 2008.

10.13	(1)	Second Amendment to Employment Agreement of Joseph Stork, dated March 1, 2009.

10.14	(1)	Employment Agreement of David S. Chernow, dated May 17, 2007.

Exhibit		Description

10.15	(1)	First Addendum to Employment Agreement of David S. Chernow, dated July 30, 2007.

10.16	(1)	Second Amendment to Employment Agreement of David S. Chernow, dated December 17, 2008.

10.17	(1)	Third Amendment to Employment Agreement of David S. Chernow, dated March 1, 2009.

10.18	(1)	Separation Agreement of David S. Chernow, dated February 19, 2010.

10.19	(1)	OnCure Holdings, Inc. Equity Incentive Plan, as amended.

10.20	(1)	Form of Incentive Stock Option Agreement under the OnCure Holdings, Inc. Equity Incentive Plan.

10.21	(1)	Form of Incentive Stock Option Agreement for Executive Management under the OnCure Holdings, Inc. Equity Incentive Plan.

10.22	(1)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the OnCure Holdings, Inc. Equity Incentive Plan.

10.23	(1)	Form of Non-Qualified Rollover Stock Option Agreement under the OnCure Holdings, Inc. Equity Incentive Plan.

10.24	(1)	Amended OnCure Holdings, Inc. 2009 Executive Incentive Plan.

10.25	(1)

Credit Agreement, dated as of May 13, 2010, among Oncure Medical Corp., each of the subsidiaries of OnCure Holdings, Inc. signatory thereto, OnCure Holdings, Inc., General Electric Capital Corporation and Wells Fargo Capital Finance, Inc.

10.26	(1)

Guaranty and Security Agreement, dated as of May 13, 2010, among Oncure Medical Corp., each of the subsidiaries of OnCure Holdings, Inc. signatory thereto, OnCure Holdings, Inc. and General Electric Capital Corporation.

10.27	(1)

Intercreditor Agreement, dated as of May 13, 2010, among General Electric Capital Corporation, Wilmington Trust FSB, Oncure Medical Corp. and the subsidiaries of OnCure Holdings, Inc. signatory thereto.

10.28	(1)	Subordination Agreement, dated as of May 13, 2010, among OnCure Holdings, Inc., Oncure Medical Corp., Genstar Capital, LLC and General Electric Capital Corporation.

10.29	(1)

Investor Rights Agreement, dated as of August 18, 2006, among OnCure Holdings, Inc., Genstar Capital Partners IV, L.P., Stargen IV, L.P., Caisse de Dépôt et Placement du Québec, Ares Capital Corporation, Florida Radiation Oncology Group, and the other signatories thereto.

10.30	(1)	Form of OnCure Holdings, Inc. Stockholders Agreement.

10.31	(1)	Advisory Services Agreement, dated as of August 18, 2006, between Oncure Medical Corp. and Genstar Capital, LLC.

10.32	(1)	Lease Agreement, dated November 29, 2007, between Corporex Inverness, LLC and Oncure Medical Corp.

10.33	(1)	Office Space Lease, dated November 27, 2007, between The Irvine Company LLC and Oncure Medical Corp.

10.34	(1)	Office Lease, dated November 1, 2002, between 8th City Landowners and USCC Florida Acquisition Corp.

10.35	(1)	Office Lease, dated October 1, 1999, between 6th City Landowners and U.S. Cancer Care Acquisition Corp.

10.36	(1)	Addendum to 6th City Landowners and U.S. Cancer Care Office Lease dated October 1, 1999, effective October 1, 2004.

10.37	(1)	Lease Agreement, dated February 1, 2003, between Ninth City Land Owners and USCC Florida Acquisition Corp.

10.38	(1)	Amendment Number One to Lease Agreement, dated February 1, 2003, between Ninth City Land Owners and USCC

Exhibit		Description
		Florida Acquisition Corp., effective March 1, 2004.

10.39	(1)	Lease Agreement, dated February 1, 2001, between CROMG, LLC (f/k/a CROMG Partners) and Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.).

10.40	(1)	Lease Agreement, dated February 1, 2001, between Cabrillo Radiation, LLC (f/k/a Ventura Building Partnership) and Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.).

10.41	(1)	Lease Agreement, dated February 1, 2001, between Santa Maria Radiation, LLC (f/k/a Santa Maria Building Partnership) and Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.).

10.42	(1)	Lease Agreement, dated February 1, 2001, between Santa Maria Radiation, LLC (f/k/a Santa Maria Building Partnership) and Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.).

10.43	(1)	Lease Agreement, dated February 1, 2001, between TROC, LLC (f/k/a TROC Building Partnership) and Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.).

10.44	(1)	Management Services Agreement, dated as of March 1, 2005, among USCC Florida Acquisition Corp., FROG Oncure Southside, LLC, Oncure Medical Corp. and Integrated Community Oncology Network, LLC.

10.45	(1)

Management Services Agreement, dated as of August 1, 2005, between JAXPET, LLC and Integrated Community Oncology Network, LLC, dba PET/CT Center of North Florida and Cyclotron Center of North East Florida.

10.46	(1)	Management Services Agreement, dated as of February 16, 2006, between U.S. Cancer Care, Inc. and Coastal Radiation Oncology Medical Group, Inc.

10.47	(1)

Management Services Agreement, dated as of September 1, 2005, between Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.) and Neuroscience Gamma Knife Center of Southern California, LLC.

10.48	(1)

First Amendment to Management Services Agreement, dated as of September 1, 2005, between Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.) and Neuroscience Gamma Knife Center of Southern California, LLC., effective February 16, 2006.

10.49	(1)

Second Amendment to Management Services Agreement, dated as of September 1, 2005, between Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.) and Neuroscience Gamma Knife Center of Southern California, LLC., effective March 1, 2007.

10.50	(1)	Retention Bonus Letter Agreement of L. Duane Choate, dated February 4, 2010.

10.51	(1)	Employment Agreement of Timothy A. Peach, dated December 15, 2010.

10.52	(2)	Standstill Agreement dated August 31, 2011, by and among the Integrated Community Oncology Network, LLC, Oncure Medical Corp., USCC Florida Acquisition Corp. and FROG Oncure Southside, LLC.

10.53	(2)	Retention Letter Agreement, dated September 1, 2011, between Oncure Medical Corp. and Timothy A. Peach.

10.54	(2)	Retention Letter Agreement, dated September 1, 2011, between Oncure Medical Corp. and Russell D. Phillips, Jr.

10.55	(2)	Retention Letter Agreement, dated September 1, 2011, between Oncure Medical Corp. and William L. Pegler.

10.56	(2)	Retention Letter Agreement, dated September 1, 2011, between Oncure Medical Corp. and Joseph Stork.

10.57	(3)	Amendment No. 2 Regarding Credit Agreement, dated as of October 26, 2011.

10.58	(4)	Form of Indemnification Agreement with Directors and Executive Officers of the Company.

10.59	(5)	Employment Agreement of George P. McGinn, Jr., dated November 25, 2011.

Exhibit		Description
21.1	(5)	Subsidiaries of the Registrant

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

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	(6)

The following financial information from the quarterly report on Form 10-Q of OnCure Holdings, Inc. for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2011 and 2010, (ii) the Consolidated Statement of Income for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements.

(1)                                  Filed as an exhibit to the Registrant’s registration statement on Form S-4, File No. 333-170100 filed on October 22, 2010 and incorporated herein by reference.

(2)                                  Filed as an exhibit to the Registrant’s current report on Form 8-K on September 2, 2011 and incorporated herein by reference.

(3)                                  Filed as an exhibit to the Registrant’s current report on Form 8-K on November 2, 2011 and incorporated herein by reference.

(4)                                  Filed as an exhibit to the Registrant’s current report on Form 8-K on November 8, 2011 and incorporated herein by reference.

(5)                                  Filed herewith.

(6)                                 Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2012.

ONCURE HOLDINGS, INC.

By:	/s/ George P. McGinn, Jr.
George P. McGinn, Jr.
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Nadauld	Chairman of the Board of Directors	March 27, 2012
James D. Nadauld

/s/ George P. McGinn, Jr.	President and Chief Executive Officer (Principal Executive Officer)	March 27, 2012
George P. McGinn, Jr.

/s/ Timothy A. Peach	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2012
Timothy A. Peach

/s/ Stanley M. Marks, M.D.	Director	March 27, 2012
Stanley M. Marks, M.D.

/s/ Jonathan R. Stella, M.D.	Director	March 27, 2012
Jonathan R. Stella, M.D.

/s/ Robert J. Weltman	Director	March 27, 2012
Robert J. Weltman

Exhibit Index

Exhibit		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of OnCure Holdings, Inc.

3.2	(1)	Amended and Restated Bylaws of the OnCure Holdings, Inc.

3.3	(1)	Certificate of Incorporation of MICA FLO II, Inc.

3.4	(1)	Certificate of Amendment of Certificate of Incorporation of MICA FLO II, Inc.

3.5	(1)	Bylaws of MICA FLO II, Inc.

3.6	(1)	Amended and Restated Certificate of Incorporation of Oncure Medical Corp.

3.7	(1)	Bylaws of Oncure Medical Corp.

3.8	(1)	Certificate of Formation of Pointe West Oncology, LLC.

3.9	(1)	Limited Liability Company Operating Agreement of Pointe West Oncology, LLC.

3.10	(1)	First Amendment to the Operating Agreement of Pointe West Oncology, LLC.

3.11	(1)	Second Amendment to the Operating Agreement of Pointe West Oncology, LLC.

3.12	(1)	Amended and Restated Certificate of Incorporation of U.S. Cancer Care, Inc.

3.13	(1)	Bylaws of U.S. Cancer Care, Inc.

3.14	(1)	Amended Bylaws of U.S. Cancer Care, Inc.

3.15	(1)	Certificate of Incorporation of USCC Acquisition Corp.

3.16	(1)	Bylaws of USCC Acquisition Corp.

3.17	(1)	Certificate of Incorporation of USCC Florida Acquisition Corp.

3.18	(1)	Bylaws of USCC Florida Acquisition Corp.

3.19	(1)	Articles of Organization of Radiation Oncology Center, LLC.

3.20	(1)	Operating Agreement of Radiation Oncology Center, LLC.

3.21	(1)	Amended and Restated Articles of Incorporation of Mission Viejo Radiation Oncology Medical Group, Inc.

3.22	(1)	Amended and Restated Bylaws of Mission Viejo Radiation Oncology Medical Group, Inc.(1)

3.23	(1)	Amended and Restated Articles of Incorporation of Santa Cruz Radiation Oncology Management Corp.

3.24	(1)	Amended and Restated Bylaws of Santa Cruz Radiation Oncology Management Corp.

3.25	(1)	Articles of Incorporation of USCC Healthcare Management Corp.

3.26	(1)	Bylaws of USCC Healthcare Management Corp.

3.27	(1)	Amended and Restated Articles of Incorporation of Coastal Oncology, Inc.

3.28	(1)	Amended and Restated Bylaws of Coastal Oncology, Inc.

Exhibit		Description
3.29	(1)	Restated Articles of Incorporation of Fountain Valley & Anaheim Radiation Oncology Centers, Inc.

3.30	(1)	Amended and Restated Bylaws of Fountain Valley & Anaheim Radiation Oncology Centers, Inc.

3.31	(1)	Articles of Amendment to the Articles of Incorporation of Manatee Radiation Oncology, Inc.

3.32	(1)	Bylaws of Manatee Radiation Oncology, Inc.

3.33	(1)	Amended and Restated Articles of Incorporation of Venice Oncology Center, Inc.

3.34	(1)	Amended and Restated Bylaws of Venice Oncology Center, Inc.

3.35	(1)	Amended and Restated Articles of Incorporation of Sarasota County Oncology, Inc.

3.36	(1)	Amended and Restated Bylaws of Sarasota County Oncology, Inc.

3.37	(1)	Amended and Restated Articles of Incorporation of Sarasota Radiation & Medical Oncology Center, Inc.

3.38	(1)	Amended and Restated Bylaws of Sarasota Radiation & Medical Oncology Center, Inc.

3.39	(1)	Articles of Organization of JAXPET, LLC.

3.40	(1)	Operating Agreement of JAXPET, LLC.

3.41	(1)	First Amendment to the Operating Agreement of JAXPET, LLC.

3.42	(1)	Second Amendment to the Operating Agreement of JAXPET, LLC.

3.43	(1)	Amended and Restated Articles of Incorporation of Charlotte Community Radiation Oncology, Inc.

3.44	(1)	Amended and Restated Bylaws of Charlotte Community Radiation Oncology, Inc.

3.45	(1)	Amended and Restated Articles of Incorporation of Englewood Oncology, Inc.

3.46	(1)	Amended and Restated Bylaws of Englewood Oncology, Inc.

3.47	(1)	Articles of Incorporation of Interhealth Facility Transport, Inc.

3.48	(1)	Bylaws of Interhealth Facility Transport, Inc.

3.49	(1)	Articles of Organization of JAXPET/Positech, LLC.

3.50	(1)	Amended and Restated Operating Agreement of JAXPET/Positech, LLC.

4.1	(1)	Specimen Stock Certificate.

4.2	(1)	Indenture, dated as of May 13, 2010, among OnCure Holdings, Inc., the Guarantors and Wilmington Trust FSB, as Trustee.

10.1	(1)	Employment Agreement of L. Duane Choate, dated February 17, 2010.

10.2	(1)	Employment Agreement of Russell D. Phillips, Jr., dated August 18, 2006.

10.3	(1)	First Amendment to Employment Agreement of Russell D. Phillips, Jr., dated December 17, 2008.

10.4	(1)	Second Amendment to Employment Agreement of Russell D. Phillips, Jr., dated March 1, 2009.

10.5	(1)	Employment Agreement of William L. Pegler, dated August 18, 2006.

Exhibit		Description
10.6	(1)	First Amendment to Employment Agreement of William L. Pegler, dated December 17, 2008.

10.7	(1)	Second Amendment to Employment Agreement of William L. Pegler, dated March 1, 2009.

10.8	(1)	Agreement Not to Compete of Shyam B. Paryani, M.D., dated 18, 2006.

10.9	(1)	Agreement Not to Compete of Russell D. Phillips, Jr., dated August 18, 2006.

10.10	(1)	Agreement Not to Compete of William L. Pegler, dated August 18, 2006.

10.11	(1)	Employment Agreement of Joseph Stork, dated March 1, 2008.

10.12	(1)	First Amendment to Employment Agreement of Joseph Stork, dated December 17, 2008.

10.13	(1)	Second Amendment to Employment Agreement of Joseph Stork, dated March 1, 2009.

10.14	(1)	Employment Agreement of David S. Chernow, dated May 17, 2007.

10.15	(1)	First Addendum to Employment Agreement of David S. Chernow, dated July 30, 2007.

10.16	(1)	Second Amendment to Employment Agreement of David S. Chernow, dated December 17, 2008.

10.17	(1)	Third Amendment to Employment Agreement of David S. Chernow, dated March 1, 2009.

10.18	(1)	Separation Agreement of David S. Chernow, dated February 19, 2010.

10.19	(1)	OnCure Holdings, Inc. Equity Incentive Plan, as amended.

10.20	(1)	Form of Incentive Stock Option Agreement under the OnCure Holdings, Inc. Equity Incentive Plan.

10.21	(1)	Form of Incentive Stock Option Agreement for Executive Management under the OnCure Holdings, Inc. Equity Incentive Plan.

10.22	(1)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the OnCure Holdings, Inc. Equity Incentive Plan.

10.23	(1)	Form of Non-Qualified Rollover Stock Option Agreement under the OnCure Holdings, Inc. Equity Incentive Plan.

10.24	(1)	Amended OnCure Holdings, Inc. 2009 Executive Incentive Plan.

10.25	(1)

Credit Agreement, dated as of May 13, 2010, among Oncure Medical Corp., each of the subsidiaries of OnCure Holdings, Inc. signatory thereto, OnCure Holdings, Inc., General Electric Capital Corporation and Wells Fargo Capital Finance, Inc.

10.26	(1)

Guaranty and Security Agreement, dated as of May 13, 2010, among Oncure Medical Corp., each of the subsidiaries of OnCure Holdings, Inc. signatory thereto, OnCure Holdings, Inc. and General Electric Capital Corporation.

10.27	(1)

Intercreditor Agreement, dated as of May 13, 2010, among General Electric Capital Corporation, Wilmington Trust FSB, Oncure Medical Corp. and the subsidiaries of OnCure Holdings, Inc. signatory thereto.

10.28	(1)	Subordination Agreement, dated as of May 13, 2010, among OnCure Holdings, Inc., Oncure Medical Corp., Genstar Capital, LLC and General Electric Capital Corporation.

10.29	(1)

Investor Rights Agreement, dated as of August 18, 2006, among OnCure Holdings, Inc., Genstar Capital Partners IV, L.P., Stargen IV, L.P., Caisse de Dépôt et Placement du Québec, Ares Capital Corporation, Florida Radiation Oncology Group, and the other signatories thereto.

Exhibit		Description
10.30	(1)	Form of OnCure Holdings, Inc. Stockholders Agreement.

10.31	(1)	Advisory Services Agreement, dated as of August 18, 2006, between Oncure Medical Corp. and Genstar Capital, LLC.

10.32	(1)	Lease Agreement, dated November 29, 2007, between Corporex Inverness, LLC and Oncure Medical Corp.

10.33	(1)	Office Space Lease, dated November 27, 2007, between The Irvine Company LLC and Oncure Medical Corp.

10.34	(1)	Office Lease, dated November 1, 2002, between 8th City Landowners and USCC Florida Acquisition Corp.

10.35	(1)	Office Lease, dated October 1, 1999, between 6th City Landowners and U.S. Cancer Care Acquisition Corp.

10.36	(1)	Addendum to 6th City Landowners and U.S. Cancer Care Office Lease dated October 1, 1999, effective October 1, 2004.

10.37	(1)	Lease Agreement, dated February 1, 2003, between Ninth City Land Owners and USCC Florida Acquisition Corp.

10.38	(1)	Amendment Number One to Lease Agreement, dated February 1, 2003, between Ninth City Land Owners and USCC Florida Acquisition Corp., effective March 1, 2004.

10.39	(1)	Lease Agreement, dated February 1, 2001, between CROMG, LLC (f/k/a CROMG Partners) and Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.).

10.40	(1)	Lease Agreement, dated February 1, 2001, between Cabrillo Radiation, LLC (f/k/a Ventura Building Partnership) and Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.).

10.41	(1)	Lease Agreement, dated February 1, 2001, between Santa Maria Radiation, LLC (f/k/a Santa Maria Building Partnership) and Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.).

10.42	(1)	Lease Agreement, dated February 1, 2001, between Santa Maria Radiation, LLC (f/k/a Santa Maria Building Partnership) and Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.).

10.43	(1)	Lease Agreement, dated February 1, 2001, between TROC, LLC (f/k/a TROC Building Partnership) and Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.).

10.44	(1)	Management Services Agreement, dated as of March 1, 2005, among USCC Florida Acquisition Corp., FROG Oncure Southside, LLC, Oncure Medical Corp. and Integrated Community Oncology Network, LLC.

10.45	(1)

Management Services Agreement, dated as of August 1, 2005, between JAXPET, LLC and Integrated Community Oncology Network, LLC, dba PET/CT Center of North Florida and Cyclotron Center of North East Florida.

10.46	(1)	Management Services Agreement, dated as of February 16, 2006, between U.S. Cancer Care, Inc. and Coastal Radiation Oncology Medical Group, Inc.

10.47	(1)

Management Services Agreement, dated as of September 1, 2005, between Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.) and Neuroscience Gamma Knife Center of Southern California, LLC.

10.48	(1)

First Amendment to Management Services Agreement, dated as of September 1, 2005, between Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.) and Neuroscience Gamma Knife Center of Southern California, LLC., effective February 16, 2006.

10.49	(1)

Second Amendment to Management Services Agreement, dated as of September 1, 2005, between Coastal Oncology, Inc. (f/k/a Coastal Radiation Oncology Medical Group, Inc.) and Neuroscience Gamma Knife Center of Southern California, LLC., effective March 1, 2007.

10.50	(1)	Retention Bonus Letter Agreement of L. Duane Choate, dated February 4, 2010.

10.51	(1)	Employment Agreement of Timothy A. Peach, dated December 15, 2010.

Exhibit		Description
10.52	(2)	Standstill Agreement dated August 31, 2011, by and among the Integrated Community Oncology Network, LLC, Oncure Medical Corp., USCC Florida Acquisition Corp. and FROG Oncure Southside, LLC.

10.53	(2)	Retention Letter Agreement, dated September 1, 2011, between Oncure Medical Corp. and Timothy A. Peach.

10.54	(2)	Retention Letter Agreement, dated September 1, 2011, between Oncure Medical Corp. and Russell D. Phillips, Jr.

10.55	(2)	Retention Letter Agreement, dated September 1, 2011, between Oncure Medical Corp. and William L. Pegler.

10.56	(2)	Retention Letter Agreement, dated September 1, 2011, between Oncure Medical Corp. and Joseph Stork.

10.57	(3)	Amendment No. 2 Regarding Credit Agreement, dated as of October 26, 2011.

10.58	(4)	Form of Indemnification Agreement with Directors and Executive Officers of the Company.

10.59	(5)	Employment Agreement of George P. McGinn, Jr., dated November 25, 2011.

21.1	(5)	Subsidiaries of the Registrant

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

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	(6)

The following financial information from the quarterly report on Form 10-Q of OnCure Holdings, Inc. for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2011 and 2010, (ii) the Consolidated Statement of Income for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements.

(1)                                 Filed as an exhibit to the Registrant’s registration statement on Form S-4, File No. 333-170100 filed on October 22, 2010 and incorporated herein by reference.

(2)                                 Filed as an exhibit to the Registrant’s current report on Form 8-K on September 2, 2011 and incorporated herein by reference.

(3)                                 Filed as an exhibit to the Registrant’s current report on Form 8-K on November 2, 2011 and incorporated herein by reference.

(4)                                 Filed as an exhibit to the Registrant’s current report on Form 8-K on November 8, 2011 and incorporated herein by reference.

(5)                                 Filed herewith.

(6)                                 Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.