Form 10-Q
period 2012-03-31
ONCURE HOLDINGS INC
filed 2012-05-09
CIK 1375424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2012

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

As of May 9, 2012, 26,317,675 shares of OnCure Holdings Inc. common stock were outstanding, none of which were publicly traded.

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

Forward-looking statements include, among other things, general market conditions, competition and pricing and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions of future events or performance contained in this quarterly report under the headings “Risk Factors,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 1.          Financial Statements

OnCure Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash	$14,101	$6,988
Accounts receivable, less allowances of $1,909 and $1,788, respectively	17,635	18,812
Deferred income taxes	1,391	1,391
Prepaid expenses	2,495	2,477
Other current assets	1,056	991
Total current assets	36,678	30,659
Property and equipment, net	29,415	31,117
Goodwill	174,353	174,353
Management service agreements, net	43,759	45,295
Other assets, net	12,484	12,055
Total assets	$296,689	$293,479
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,487	$1,709
Accrued expenses	7,498	6,436
Accrued interest	9,253	3,084
Current portion of note payable	159	292
Current portion of obligations under capital leases	1,324	1,341
Other current liabilities	525	446
Total current liabilities	20,246	13,308
Long-term debt, net of unamortized discount of $2,946 and $3,049, respectively, less current portion	207,054	206,951
Capital leases, less current portion	1,827	2,146
Other long-term liabilities	2,415	2,403
Deferred income tax liabilities	11,649	12,608
Total liabilities	243,191	237,416
Stockholders’ equity:
OnCure Holdings, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,317,675 shares issued and outstanding	26	26
Additional paid-in capital	96,430	96,299
Accumulated deficit	(45,417)	(42,668)
Total OnCure Holdings, Inc. stockholders’ equity	51,039	53,657
Noncontrolling interest	2,459	2,406
Total stockholders’ equity	53,498	56,063
Total liabilities and stockholders’ equity	$296,689	$293,479

See accompanying notes.

OnCure Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net revenue	$24,582	$25,760
Cost of operations:
Salaries and benefits	8,322	8,557
Depreciation and amortization	3,943	4,565
General and administrative expenses	9,324	8,642
Total operating expenses	21,589	21,764
Income from operations	2,993	3,996
Other income (expense):
Interest expense	(6,720)	(6,664)
Equity interest in net earnings of joint venture	112	78
Interest income and other (expense), net	(40)	(101)
Total other expense	(6,648)	(6,687)
Loss before income taxes	(3,655)	(2,691)
Income tax benefit	959	996
Net loss	(2,696)	(1,695)
Less: Net income attributable to noncontrolling interest	53	—
Net loss attributable to OnCure Holdings, Inc.	$(2,749)	$(1,695)

See accompanying notes.

OnCure Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(2,696)	$(1,695)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity interest in net earnings of joint venture	(112)	(78)
Depreciation	2,422	2,862
Amortization	1,521	1,703
Amortization of loan fees and deferred interest expense	403	367
Deferred income tax provision	(959)	(996)
Stock-based compensation	131	95
Provision for bad debts	622	707
Other, net	57	211
Changes in operating assets and liabilities:
Accounts receivable	555	(2,438)
Prepaid expenses and other current assets	(83)	(61)
Accounts payable and accrued expenses	7,009	6,171
Other liabilities	228	(46)
Net cash provided by operating activities	9,098	6,802
Investing activities
Purchases of property and equipment	(719)	(1,654)
Distribution received from unconsolidated joint venture	103	75
Investment in unconsolidated joint venture	(900)	—
Net cash used in investing activities	(1,516)	(1,579)
Financing activities
Principal repayments of debt	(133)	(132)
Principal repayments of capital leases	(336)	(428)
Payment of debt issuance costs	—	(17)
Net cash used in financing activities	(469)	(577)
Net increase in cash	7,113	4,646
Cash, beginning of period	6,988	7,047
Cash, end of period	$14,101	$11,693
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$149	$179
Income taxes, net	—	—

See accompanying notes.

OnCure Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

1. Basis of Presentation

OnCure Holdings, Inc. is a Delaware corporation formed in 2006 to acquire 100% of the issued and outstanding common stock of Oncure Medical Corp. OnCure is substantially owned by funds managed by Genstar Capital, LLC.

OnCure is principally engaged in providing capital equipment and business management services to oncology physician groups (“Groups”) that treat patients at cancer centers (“Centers”). The Company owns the Centers’ assets and provides services to the Groups through exclusive, long-term management services agreements. OnCure provides the Groups with oncology business management expertise and new technologies including radiation oncology equipment and related treatment software. Business services that OnCure provides to the Groups include non-physician clinical and administrative staff, operations management, purchasing, managed care contract negotiation assistance, reimbursement, billing and collecting, information technology, human resource and payroll, compliance, accounting, and treasury. Under the terms of the management service agreements, the Company is reimbursed for certain operating expenses of each Center and earns a monthly management fee from each Group.  The management fee is primarily based on a predetermined percentage of each Group’s earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) associated with the provision of radiation therapy. The Company manages the radiation oncology business operations of three Groups in Florida, six Groups in California, and one Group in Indiana for a fee that ranges from 50% to 60% of EBITDA; and one Group in California for a fee that is 72% of net revenue.

The unaudited interim consolidated financial statements do not include all of the information or notes necessary for a complete presentation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and, accordingly should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 27, 2012. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year. The Company has evaluated subsequent events through the issuance date of these unaudited interim consolidated financial statements.

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

The fair value of the Company’s long-term debt was approximately $139.7 million and $168.0 million as of March 31, 2012 and December 31, 2011, respectively. While the Company’s long-term debt has not been listed on any securities exchange or inter-dealer automated quotation system, the Company has estimated the fair value of its long-term debt based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

2. Net Revenue

The provisions of Accounting Standards Update No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”) were adopted in 2012.  ASU 2011-07 requires health care entities to change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues.  All periods presented in these consolidated financial statements and notes to consolidated financial statements have been reclassified in accordance with ASU 2011-07.

Our affiliated physician groups receive payments for their services and treatments rendered to patients covered by Medicare, Medicaid, third-party payors and self-pay.  Revenue consists primarily of net patient service revenue that is recorded based upon established billing rates less allowances for contractual adjustments.  Third-party payors include private health insurance, as well as related payments for co-insurance and co-payments.  Estimates of contractual allowances for patients with healthcare coverage are based upon the payment terms specified in the related contractual agreements.  Revenue related to uninsured patients and co-payment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts).  We also record a provision for bad debts based primarily on historical collection experience related to these uninsured accounts to record the net self-pay accounts receivable at the estimated amounts we expect to collect.

Our affiliated physician groups’ net revenue is summarized by payor source in the following table:

	Three Months Ended March 31,
	2012	2011
Third-party payors	54%	53%
Medicare	39%	40%
Medicaid	6%	6%
Self-pay	1%	1%

Net revenue is recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective Groups are billed by the Company, as the exclusive billing agent of the Groups, to patients, third-party payors, and others. The Company’s management fees are dependent on the EBITDA (or in one case, revenue) of each treatment center. As such, revenues generated by the Groups significantly impact the amount of management fees recognized by the Company. If differences between the Groups’ revenues and the expected reimbursement are identified based on actual final settlements, there would be an impact to the Company’s net revenue. As a result of these changes to the Groups’ revenues and related EBITDA, there was no material adjustment in the Company’s net revenue for the three months ended March 31, 2012 and 2011. Amounts distributed to the Groups for their services under the terms of the management services agreements totaled $6.7 million and $7.4 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, amounts payable to the Groups for their services of $3.1 million and $3.0 million, respectively, were included in accrued expenses. Net revenue is presented net of bad debt expense of $0.1 million for each of the periods ended March 31, 2012 and 2011.

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

During the three months ended March 31, 2012 and 2011, approximately 45% and 46%, respectively, of the Groups’ revenues related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, the Company, as the Group’s billing agent, and the Groups are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

The Company has two management agreements that generated approximately 26% and 13% of revenue, respectively, for the three months ended March 31, 2012, and 25% and 13% of revenue, respectively, for the three months ended March 31, 2011.

Integrated Community Oncology Network, LLC (“ICON”) notified the Company on July 8, 2011, that it sought to terminate the ICON MSA effective October 11, 2011, alleging material changes in the management fees and management services under the ICON MSA as grounds for the termination.  The ICON MSA represents approximately 13% of the Company’s revenue for each of the three months ended March 31, 2012 and 2011.  The Company and ICON participated in mediation to resolve the matter, but were unable to reach an agreement.  Subsequently, the Company and ICON attempted to resolve the dispute pursuant to the arbitration provisions provided for in the ICON MSA.  To that end, the Company and ICON entered into a Standstill Agreement under which each agreed to continue to perform and discharge their respective obligations under the ICON MSA from the date of the Standstill Agreement until either: (i) an arbitrator issues a final award allowing ICON to terminate the ICON MSA; or (ii) the ICON MSA terminates by its own terms or by agreement of the parties. The Company and ICON are currently engaged in arbitration.

3. Accounts Receivable

We receive payments for services rendered from Medicare and Medicaid, third-party payors, and self-pay patients.  Fees billed to contracted third-party payors and government sponsored programs are automatically adjusted to the allowable payment amount at the time of billing.  We recognize that revenues and receivables from government agencies are significant to our operations, but do not believe there are significant credit risks associated with these government agencies.  We do not believe there are any other significant concentrations of revenues from any particular payor that would subject us to any significant credit risks in the collection of our accounts receivable.

For third-party payors with whom we do not have contracts and self-pay patients, the amount we expect will be paid for services is estimated and recorded at the time of billing.  We revise these estimates at the time billings are collected for any actual differences in the amount received and the net billings due.

Accounts receivable are reduced by an allowance for doubtful accounts.  Additions to the allowance for doubtful accounts are made by means of the provision for bad debts.  The amount of the provision for bad debts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators.  The majority of bad debt adjustments are on guarantor balances representing charges due directly from patients (including co-payment and deductible amounts from patients who have health care coverage and charges from uninsured patients).  Accounts are written off when all reasonable internal and external collection efforts have been exhausted.  Write-offs are based upon specific identification and the write-off process requires a write-off adjustment entry to the patient accounting system.  Management relies on the results of detailed reviews of historical write-offs and recoveries at our treatment centers related to guarantor balances as a primary source of information to utilize in estimating the provision for bad debt adjustments and allowance for doubtful accounts.  The analysis is performed monthly and the allowance for bad debt accounts is adjusted accordingly.  At March 31, 2012 and December 31, 2011, the allowance for doubtful accounts was $1.9 million and $1.8 million, respectively.

4. Long-Term Debt

As of March 31, 2012 and December 31, 2011, the Company’s long-term debt consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Senior secured notes	$210,000	$210,000
Note payable	159	292
	210,159	210,292
Less unamortized discount	(2,946)	(3,049)
Less current portion of note payable	(159)	(292)
	$207,054	$206,951

The principal terms of the agreements that govern the Company’s outstanding indebtedness are summarized below:

11.75% Senior Secured Notes

On May 13, 2010, the Company concluded an offering for $210.0 million of 11.75% Senior Secured Notes (“Senior Notes”) which will mature on May 15, 2017, which were exchanged in January 2011 for registered notes with substantially identical terms. The offering of the Senior Secured Notes closed on May 13, 2010 with generated net proceeds to the Company of $206.3 million which was utilized to repay the outstanding balances of the Company’s Senior term loan and Subordinated debt along with $9.0 million of expenses of the offering. The Senior Notes are secured by the assets of the Company and its subsidiaries and are guaranteed by the Company’s subsidiaries. Prior to May 15, 2013, up to 35% of the Senior Notes are redeemable at the option of the Company with proceeds from an equity offering at a redemption price of 111.75%. On or after May 15, 2014, 2015 and 2016 the Senior Notes are redeemable at the option of the Company at redemption prices of 105.875%, 102.938% and 100.0%, respectively.

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

Revolving Credit Facility

Concurrent with the closing of the offering of the Senior Notes, Oncure Medical Corp. and each of its direct and indirect subsidiaries entered into a new senior secured revolving credit facility (“Revolving Credit Facility”) with GE Capital Markets, Inc., as sole lead arranger and book manager, General Electric Capital Corporation, as administrative agent and collateral agent, and the other lenders from time to time party thereto.

The Revolving Credit Facility provides for aggregate commitments of up to $40.0 million, including a letter of credit sub-facility of $2.0 million and a swing line sub-facility of $2.0 million, and will provide for the increase, at the Company’s option, of aggregate commitments by $10.0 million, subject to certain conditions. The Revolving Credit Facility bears interest at a rate of Prime plus 3.5% (6.75% at March 31, 2012) or LIBOR plus 4.5% (4.74% at March 31, 2012) at the election of the Company. The revolving line of credit is subject to an unused line fee of 0.75% to be paid quarterly. The Revolving Credit Facility is undrawn as of March 31, 2012 and expires in May 2015.

The Revolving Credit Facility contains certain financial covenants that the Company and its subsidiaries must comply with if the Company draws on the Revolver.

As of March 31, 2012, no events of default have occurred with respect to any of the Company’s debt agreements.

On October 26, 2011, Oncure Medical Corp., and each of its direct and indirect subsidiaries, entered into an amendment (the “Amendment”) to the Revolving Credit Facility.  The Amendment provides that the quarterly consolidated fixed charge coverage ratio compliance test set forth in the Revolving Credit Facility is now only required to the extent that there is an outstanding balance under the Revolving Credit Facility.  In addition, among other things, the Amendment provides that subsequently, if (i) one or more permitted acquisitions have occurred with a combined EBITDA (as defined in the Revolving Credit Facility) of at least $4.0 million and (ii) the Consolidated EBITDA (as defined in the Revolving Credit Facility) of Oncure Medical Corp. is $38.0 million or more, the consolidated fixed charge coverage ratio will no longer be a maintenance test, but rather will be tested only upon a draw or issuance of a letter of credit under the Revolving Credit Facility.

Loan Fees

As of March 31, 2012 and December 31, 2011, the remaining unamortized balance of deferred loan fees was $7.0 million and $7.3 million, respectively. The Company recorded $9.0 million of deferred debt issuance costs as a result of the issuance of the Senior Notes and Revolving Credit Facility, which are amortized to interest expense over the term of the respective debt arrangements.

5. Capital Leases

The Company is the lessee to several lease agreements to purchase software and medical equipment. Interest rates on the leases range from 8.01% to 8.61%. The leases require monthly principal and interest payments and mature in 2012 through 2014. The leases are collateralized by the equipment leased.

	March 31, 2012	December 31, 2011
	(In Thousands)
Minimum lease payable	$3,482	$3,889
Less imputed interest	(331)	(402)
Present value of minimum lease payments	3,151	3,487
Less current portion	(1,324)	(1,341)
	$1,827	$2,146

6. Income Taxes

The tax benefit of net operating losses, temporary differences, and credit carryforwards is recorded as a deferred tax asset to the extent that management assesses that realization of that deferred tax asset is “more likely than not.” Realization of the future tax benefit is dependent on the Company’s ability to generate sufficient taxable income to utilize these tax benefits within their carryforward period. As a result of cumulative losses, the Company’s temporary differences reversing during the carryforward period are not sufficient to support the recovery of the deferred tax assets recorded for the three months ended March 31, 2012 and the Company has recorded a valuation allowance of $0.4 million as of March 31, 2012. The establishment of a valuation allowance does not impair the Company’s ability to use the deferred tax assets, such as net operating loss and tax credit carryforwards, upon achieving sufficient profitability.

The Company’s effective tax rate on pre-tax income for the three months ended March 31, 2012 and 2011 was 26.2% and 36.8%, respectively. The significant decrease in the Company’s effective tax rate for the three months ended March 31, 2012 is primarily due to a deferred tax asset valuation allowance of $0.4 million recorded during the period against the Company’s deferred tax assets.

7. Unconsolidated Joint Venture

On May 3, 2011, the Company was notified by Northeast Florida Cancer Services, LLC (“NFCS”) an affiliate of Hospital Corporation of America, of its intent to divest of its 51% ownership in Memorial Southside Cancer Center, LLC (“Memorial”). The Company and Ninth City Landowners, LLP (“Ninth City”), each owned a 24.5% interest in Memorial. On August 31, 2011, the Company and Ninth City jointly acquired NFCS’s 51% ownership. As a result of the transaction, the Company and Ninth City each own 50% of Memorial. The assets of the cyber knife business, a component of Memorial, were distributed to NFCS in addition to cash of approximately $0.8 million, 50% of which was paid by the Company, representing the difference in the value of the cyber knife assets distributed and the value of the 51% NFCS ownership interest in Memorial. The Company records its ownership interest under the equity method of accounting for an investment in an unconsolidated joint venture.

At March 31, 2012 and December 31, 2011, the Company’s investment in Memorial was approximately $4.0 million and is recorded in other assets in the accompanying consolidated balance sheets.

The condensed financial position and results of operations of the unconsolidated joint venture are as follows (in thousands):

	Three Months ended March 31,
	2012	2011
Net revenue	$604	$590
Expenses	379	273
Net income	$225	$317

A summary of the changes in the equity investment in the unconsolidated joint venture is as follows (in thousands):

Balance at December 31, 2011	$3,951
Distributions from joint venture	(103)
Equity interest in net earnings of joint venture	112
Balance at March 31, 2012	$3,960

On March 31, 2012 we purchased a 50.1% membership interest in Santa Maria Radiation, LLC, which owns the treatment center and administrative building we currently lease at that location, for an aggregate purchase price of $0.9 million.

8. Related-Party Transactions

The Company has agreed to pay an annual sponsor fee to Genstar Capital, LLC, the beneficial owner of common stock of the Company. The Company accrued $0.4 million and paid $0.4 million for the three months ended March 31, 2012 and 2011, respectively, which is included in management fees in the accompanying consolidated statements of operations.

The Company has a management services agreement with Coastal Radiation Oncology Medical Group, Inc. (‘‘Coastal’’). One of the members of the Company’s Board of Directors is a shareholder of Coastal. We earn a management fee based on a fixed percentage of the earnings, while Coastal retains the remaining earnings. Under this management services agreement, Coastal retained $1.9 million and $2.0 million for its medical services for the three months ended March 31, 2012 and 2011, respectively.

The Company leases its space for three radiation oncology treatment centers and one facility used for administrative offices and physics services from entities affiliated with the above mentioned shareholder of Coastal. The Company recorded rent expense related to these leases of approximately $0.2 million for each of the three months ended March 31, 2012 and 2011.

9. Guarantors of Debt

The Company is the borrower under the Senior Notes, which includes full, unconditional and joint and several guarantees by the Company’s wholly-owned subsidiaries. All of the operating income and cash flow of the Company is generated by its subsidiaries. As a result, funds necessary to meet the debt service obligations under the Senior Notes are provided by the distributions or advances from the subsidiary companies. Entries necessary to consolidate all of the subsidiary companies are reflected in the Eliminations/Adjustments column. Certain previously reported financial information has been reclassified to conform to the current presentation. Such reclassifications did not affect the Company’s consolidated financial condition, net loss, or cash flows previously reported. The condensed consolidating financial statements for the Company, the guarantors and the non-guarantors are as follows:

Consolidating Balance Sheets

For the Three Months Ended March 31, 2012

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash	$—	$14,101	$—	$—	$14,101
Accounts receivable, less allowances of $1,909	—	17,635	—	—	17,635
Deferred income taxes	—	1,391	—	—	1,391
Other current assets and prepaid expenses	—	3,551	—	—	3,551
Total current assets	—	36,678	—	—	36,678
Property and equipment, net	—	29,415	—	—	29,415
Goodwill	—	174,353	—	—	174,353
Intangibles and other assets	5,964	50,209	70	—	56,243
Intercompany receivable	161,730	(161,846)	116	—	—
Investment in subsidiaries	82,660	127	—	(82,787)	—
Total assets	$250,354	$128,936	$186	$(82,787)	$296,689
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,253	$8,985	$—	$—	$18,238
Current portion of long-term debt and capital leases	—	1,483	—	—	1,483
Other current liabilities	—	466	59	—	525
Total current liabilities	9,253	10,934	59	—	20,246
Long-term debt, net of unamortized discount of $2,946, less current portion	207,054	—	—	—	207,054
Capital leases, less current portion	—	1,827	—	—	1,827
Other long-term liabilities	—	2,415	—	—	2,415
Deferred income tax liabilities	(17,045)	28,694	—	—	11,649
Total liabilities	199,262	43,870	59	—	243,191
Total Company stockholders’ equity	51,039	—	—	—	51,039
Noncontrolling interests	—	2,459	—	—	2,459
Subsidiary equity (deficit)	—	82,660	127	(82,787)	—
Total equity	51,039	85,119	127	(82,787)	53,498
Total liabilities and stockholders’ equity (deficit)	$250,301	$128,989	$186	$(82,787)	$296,689

Consolidating Balance Sheets

For the Year Ended December 31, 2011

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash	$—	$6,988	$—	$—	$6,988
Accounts receivable, less allowances of $1,788	—	18,812	—	—	18,812
Deferred income taxes	—	1,391	—	—	1,391
Other current assets and prepaid expenses	—	3,468	—	—	3,468
Total current assets	—	30,659	—	—	30,659
Property and equipment, net	—	31,117	—	—	31,117
Goodwill	—	174,353	—	—	174,353
Intangibles and other assets	6,184	51,096	70	—	57,350
Intercompany receivable	161,730	(161,848)	118	—	—
Investment in subsidiaries	81,142	127	0	(81,269)	—
Total assets	$249,056	$125,504	$188	$(81,269)	$293,479
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,084	$8,145	$—	$—	$11,229
Current portion of long-term debt and capital leases	—	1,633	—	—	1,633
Other current liabilities	—	385	61	—	446
Total current liabilities	3,084	10,163	61	—	13,308
Long-term debt, net of unamortized discount of $3,049, less current portion	206,951	—	—	—	206,951
Capital leases, less current portion	—	2,146	—	—	2,146
Other long-term liabilities	—	2,403	—	—	2,403
Deferred income tax liabilities	(14,636)	27,244	—	—	12,608
Total liabilities	195,399	41,956	61	—	237,416
Total Company stockholders’ equity	53,657	—	—	—	53,657
Noncontrolling interests	—	2,406	—	—	2,406
Subsidiary equity (deficit)	—	81,142	127	(81,269)	—
Total equity	53,657	83,548	127	(81,269)	56,063
Total liabilities and stockholders’ equity (deficit)	$249,056	$125,504	$188	$(81,269)	$293,479

Consolidating Statement of Operations

For the Three Months Ended March 31, 2012

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$24,582	$—	$—	$24,582
Total operating expenses	—	21,589	—	—	21,589
Income from operations	—	2,993	—	—	2,993
Total other expense, net	(6,492)	(156)	—	—	(6,648)
(Loss) income before income taxes	(6,492)	2,837	—	—	(3,655)
Income tax benefit (expense)	2,409	(1,450)	—	—	959
(Loss) income before equity in earnings of consolidated subsidiaries	(4,083)	1,387	—	—	(2,696)
Equity in earnings (losses) of consolidated subsidiaries	1,387	—	—	(1,387)	—
Net (loss) income	(2,696)	1,387	—	(1,387)	(2,696)
Less: Net income attributable to noncontrolling interest	—	53	—	(53)	—
Net (loss) income attributable to the Company	$(2,696)	$1,334	$—	$(1,334)	$(2,696)

Consolidating Statement of Operations

For the Three Months Ended March 31, 2011

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$25,760	$—	$—	$25,760
Total operating expenses	—	21,764	—	—	21,764
Income from operations	—	3,996	—	—	3,996
Total other expense, net	(6,410)	(277)	—	—	(6,687)
(Loss) income before income taxes	(6,410)	3,719	—	—	(2,691)
Income tax benefit (expense)	2,359	(1,363)	—	—	996
(Loss) income before equity in earnings of consolidated subsidiaries	(4,051)	2,356	—	—	(1,695)
Equity in earnings (losses) of consolidated subsidiaries	2,356	—	—	(2,356)	—
Net (loss) income	$(1,695)	$2,356	$—	$(2,356)	$(1,695)

Consolidating Statements of Cash Flow

For the Three Months Ended March 31, 2012

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Operating activities
Net (loss) income	$(2,696)	$1,387	$—	$(1,387)	$(2,696)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity interest in net earnings of joint venture	—	(112)	—	—	(112)
Depreciation and amortization	—	3,943	—	—	3,943
Deferred income tax provision	(2,409)	1,450	—	—	(959)
Other, net	—	1,213	—	—	1,213
Changes in operating assets and liabilities	5,105	1,217	—	1,387	7,709
Net cash provided by operating activities	—	9,098	—	—	9,098
Investing activities
Purchases of property and equipment	—	(719)	—	—	(719)
Distribution received from unconsolidated joint venture	—	103	—	—	103
Investment in unconsolidated joint venture	—	(900)	—	—	(900)
Net cash used in investing activities	—	(1,516)	—	—	(1,516)
Financing activities
Principal repayments of debt	—	(133)	—	—	(133)
Principal repayments of capital leases	—	(336)	—	—	(336)
Net cash used in financing activities	—	(469)	—	—	(469)
Net decrease in cash	—	7,113	—	—	7,113
Cash, beginning of period	—	6,988	—	—	6,988
Cash, end of period	$—	$14,101	$—	$—	$14,101

Consolidating Statements of Cash Flow

For the Three Months Ended March 31, 2011

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Operating activities
Net (loss) income	$(1,695)	$2,356	$—	$(2,356)	$(1,695)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity interest in net earnings of joint venture	—	(78)	—	—	(78)
Depreciation and amortization	—	4,565	—	—	4,565
Deferred income tax provision	(2,359)	1,363	—	—	(996)
Other, net	—	1,380	—	—	1,380
Changes in operating assets and liabilities	4,054	(2,784)	—	2,356	3,626
Net cash provided by operating activities	—	6,802	—	—	6,802
Investing activities
Purchases of property and equipment	—	(1,654)	—	—	(1,654)
Distribution received from unconsolidated joint venture	—	75	—	—	75
Net cash used in investing activities	—	(1,579)	—	—	(1,579)
Financing activities
Principal repayments of debt	—	(132)	—	—	(132)
Principal repayments of capital leases	—	(428)	—	—	(428)
Payment of debt issuance costs	—	(17)	—	—	(17)
Net cash used in financing activities	—	(577)	—	—	(577)
Net increase in cash	—	4,646	—	—	4,646
Cash, beginning of period	—	7,047	—	—	7,047
Cash, end of period	$—	$11,693	$—	$—	$11,693

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

We typically lease the facilities where our radiation oncology treatment centers are located and own or lease all of the equipment and leasehold improvements at these centers. Through our MSAs, we provide our affiliated physician groups use of these facilities, certain clinical services of our treatment center staff, and administer the non-medical business functions of our treatment centers, such as technical staff recruiting, marketing, managed care contracting, receivables management and compliance, purchasing, information systems, accounting, human resource management and physician succession planning. Our affiliated physician groups and their physicians retain full control over the clinical aspects of patient care. This structure is designed to allow our affiliated physician groups to focus primarily on providing patient care and treatment center growth, including expansion of their group’s services.

Our MSAs have an average term of 10 years and are generally renewable for an additional five year period. Pursuant to the MSAs, our management services revenues include compensation by the affiliated physician groups for expenses incurred in operating our treatment centers plus a fee based on the earnings of our affiliated physician groups. As such, the operating costs of the treatment centers are our responsibility. We believe this MSA structure allows us to ensure the affiliated physician group’s business interests are aligned with our own. We estimate that approximately 99% of our affiliated physician groups’ revenues depend on reimbursement by third-party payors, including government payors. As such, our revenue is generated from our MSAs, but is impacted by the operations of the treatment centers, especially as they relate to revenues generated by the affiliated physician groups.

Our network of 38 treatment centers includes 16 treatment centers in California, 18 treatment centers in Florida and four treatment centers in Indiana.  We currently have MSAs with 11 affiliated physician groups, consisting of approximately 65 physicians, who on average have over 15 years of experience.

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

Our treatment centers are fitted with clinical technological equipment that allows our affiliated physician groups to provide cancer patients a high quality of care through clinically advanced treatment options. The early and continual adoption of cutting-edge technology by the physicians in our affiliated physician groups has enabled rapid sharing of this knowledge and best practices across the network to drive superior clinical results. Early adoption and appropriate utilization of these next generation technologies have resulted in more attractive reimbursement rates for our affiliated physician groups.

For the three months ended March 31, 2012, our net revenue, operating income and Adjusted EBITDA (as defined below) were $24.6 million, $3.0 million and $8.1 million, respectively, compared to $25.8 million, $4.0 million and $9.6 million, respectively, for the same period in 2011. The year-over-year decrease in net revenue, operating income and Adjusted EBITDA were principally due to a decrease in CBT (as defined below) census and IMRT (as defined below) treatments in 2012, and a decrease in the Center for Medicare & Medicaid Services, or CMS, reimbursement rates for the three months ended March 31, 2012.

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

Each of our treatment centers is designed to provide a comprehensive array of outpatient programs necessary to treat a cancer patient with radiation therapy. Of our 38 treatment centers, 34 are equipped with a linac that we own or lease. We have an advanced base of technology, including IMRT capabilities in all of our treatment centers and IGRT capabilities in a majority of our treatment centers. Our treatment centers provide a wide variety of therapies; however, our primary therapies are:

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

•                  Image Guided Radiation Therapy, or IGRT:  This treatment combines precise three dimensional imaging from computerized tomography scanning or precise x-ray with highly targeted radiation beams via IMRT. This technology allows clinicians to locate a tumor target prior to a radiation oncology treatment, dramatically reducing the need for large target margins, which have traditionally been used to compensate for errors in localization. As a result, the amount of healthy tissue exposed to radiation can be reduced, minimizing the incidence of side effects. The clinical application for expanded treatment sites using IGRT includes the pancreas, lung and liver. These services are provided by 26 of our centers.

In addition to the above mentioned therapies, we also offer other advanced services at various of our centers, including:

•                  Positron Emission Tomography, or PET—Computed Tomography, or CT:  PET involves the injection of radioactive isotopes into a patient to obtain images of metabolic physiologic processes. The application of PET in the detection of cancer has become significant as it was the first diagnostic procedure that can detect and monitor a patient’s metabolic malignancies. PET/CT provides information that is not available with other medical imaging and combines the metabolic cancer cells detection of PET with an anatomical picture of the tumor on a CT. These services are provided by five of our centers.

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

•                  Prostate Implantation:  Involves the use of palladium and iodine “seeds” and other radioactive implants (radioactive isotopes) in the treatment of prostate cancer while sparing the nearby organs and structures. These services are provided by 18 of our centers.

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

Net Revenue and Expenses

Net Revenue.  We generate net revenue pursuant to long-term MSAs with affiliated physician groups. Pursuant to these MSAs, we provide our affiliated physician groups use of our facilities, certain clinical services of our treatment center staff and administer the non-medical business functions of our treatment centers, such as technical staff recruiting, marketing, managed care contracting, receivables management, compliance, purchasing, information systems, accounting, human resource management and physician succession planning. In return, our management services revenues include compensation by the affiliated physician groups for expenses incurred in operating our treatment centers plus a fee based on the earnings of our affiliated physician groups, with the exception of one MSA in California, under which we earn our management fee based on a fixed percentage of the affiliated physician group’s net revenue.  Net revenue for the three months ended March 31, 2012 was $24.6 million.

Operating Expenses.  Our operating expenses consist principally of (i) the salaries and benefits we pay to our employees, including our management, billing and collections staff, administrative staff, marketing group and the professionals and employees working at our treatment centers other than the radiation oncologists; (ii) general and administrative expenses, including maintenance, rent, bad debt expense, utilities, insurance and other expenses for our corporate and administrative offices and treatment centers; and (iii) depreciation and amortization. The operating costs of the treatment centers are our responsibility. Operating expenses for the three months ended March 31, 2012 were $21.6 million.

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

Acquisitions and Developments

We expect to continue to selectively acquire and develop treatment centers in connection with the implementation of our growth strategy. When we acquire a treatment center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective values on the acquisition date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. We believe the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions.

On March 31, 2012 we purchased a 50.1% membership interest in Santa Maria Radiation, LLC, which owns the treatment center and administrative building we currently lease in Santa Maria, California, for an aggregate purchase price of $0.9 million.

On July 19, 2011, we received approval from the State of California to provide cancer patient treatment at a de novo site in Yorba Linda, California.  The de novo site, developed in cooperation with one of our local affiliated physician groups, began providing cancer consultation services during July 2011 and began cancer patient treatments during August 2011.

On May 3, 2011, the Company was notified by Northeast Florida Cancer Services, LLC, or NFCS, an affiliate of Hospital Corporation of America, of its intent to divest of its 51% ownership in Memorial Southside Cancer Center, LLC, or Memorial. The Company and Ninth City Landowners, LLP, or Ninth City, each owned a 24.5% interest in Memorial. On August 31, 2011, the Company and Ninth City jointly acquired NFCS’s 51% ownership. As a result of the transaction, the Company and Ninth City each own 50% of Memorial. The assets of the cyber knife business, a component of Memorial, were distributed to NFCS in addition to cash of approximately $0.8 million, 50% of which was paid by Oncure, representing the difference in the value of the cyber knife assets distributed and the value of the 51% NFCS ownership interest in Memorial. The Company records its ownership interest under the equity method of accounting for an investment in an unconsolidated joint venture.

In January 2006, we formed the Vidalia Regional Cancer Center, LLC as a joint venture with Meadows Regional Medical Center, Inc., or Meadows, to develop and operate a new cancer treatment center in Vidalia, Georgia. Both the Company and Meadows committed to fund the initial capital requirements upon issuance of a certificate of need, or CON, by the Georgia Department of Community. The CON was issued to Meadows in 2010 and was contributed to the joint venture as Meadows’ initial capital contribution. During 2011, Vidalia Regional Cancer Center, LLC was renamed Meadows Regional Cancer Center, LLC and the operating agreement was amended to include a 40% equity interest for the Company and Meadows and a 20% equity interest for Florida Radiation Oncology Group, LLC. On May 3, 2011, the Amended and Restated Operating Agreement was executed by the parties named above. We have committed to provide $1.0 million of initial capital to Meadows Regional Cancer Center, LLC which includes operating lease guarantees, purchases of furniture and fixtures and initial funding of operating working capital. We have not contributed any money to the development as of March 31, 2012. Development activities began during the second quarter of 2011 and are expected to conclude during the fourth quarter 2012 with the commencement of patient treatment. The Company records its ownership interest under the equity method of accounting for an investment in an unconsolidated joint venture.

On December 1, 2011, the Company contributed all of the existing assets, operations and liabilities of its Simi Valley Cancer Center to a newly formed California limited liability company, Simi Valley Cancer Center Management LLC (the “Simi Valley LLC”). Simi Valley Hospital & Health Care Services, a nonprofit hospital, purchased a 50% interest in the Simi Valley LLC for $2.0 million. The Simi Valley LLC will provide technical clinical and management services to one of our affiliated physician groups.

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

Sources of our Affiliated Physician Groups’ Net Revenue By Payor

Our affiliated physician groups’ net revenue is summarized by payor source in the following table:

	Three Months Ended March 31,
	2012	2011
Third-party payors	54%	53%
Medicare	39%	40%
Medicaid	6%	6%
Self-pay	1%	1%

Our affiliated physician groups receive payments for their services and treatments rendered to patients covered by Medicare, Medicaid, third-party payors and self-pay. Revenue consists primarily of net patient service revenue that is recorded based upon established billing rates less allowances for contractual adjustments.  Estimates of contractual allowances for patients with healthcare coverage are based upon the payment terms specified in the related contractual agreements.  Revenue related to uninsured patients and co-payment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts).  We record a provision for bad debts based primarily on historical collection experience related to these uninsured accounts to record the net self-pay accounts receivable at the estimated amounts we expect to collect. Generally, our affiliated physician groups’ net revenue is impacted by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures.

Third-Party Payors.  Third-party payors include private health insurance, as well as related payments for co-insurance and co-payments. Most of our affiliated physician groups’ third-party payor revenue is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 5% of our affiliated physician groups’ net revenue. Although the terms and conditions of our managed care contracts vary, they are typically for terms of less than five years and provide for automatic renewals. If payments by managed care organizations and other third-party payors decrease then our net revenue and net income could decrease.

Medicare and Medicaid.  Since cancer disproportionately affects elderly people, a significant portion of our affiliated physician groups’ net revenue is derived from the Medicare program as well as related co-payments. Medicare reimbursement rates are determined by CMS and are typically lower than rates to third-party payors and self-pay patients. Further, Medicaid reimbursement rates are typically lower than Medicare rates. Government sponsored programs generally reimburse on a fee-for-service basis based on a predetermined reimbursement rate schedule. Medicare reimbursement rates are determined by a formula that typically changes on an annual basis. Further, under recent legislative reforms, identified Medicare overpayments that have not been repaid by our affiliated physician groups within 60 days are subject to False Claims Act liability, which include, among other things, civil penalties and exclusions from government healthcare groups. CMS recently proposed a rule that would create a 10-year “lookback period,” requiring repayment for such overpayments within 10 years of the date the monies were received. It is uncertain if the proposed rule would be finalized or how it would impact our revenues. We depend on payments from government sources and any changes in Medicare or Medicaid programs could result in an increase or decrease in our net revenue and net income.

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

The following table presents summaries of results of operations for the three months ended March 31, 2012:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Statement of Operations Data:
Net revenue	$24,582	$25,760
Cost of operations:
Salaries and benefits	8,322	8,557
Depreciation and amortization	3,943	4,565
General and administrative expenses	9,324	8,642
Total operating expenses	21,589	21,764
Income from operations	2,993	3,996
Other income (expense):
Interest expense	(6,720)	(6,664)
Other income (expense)	72	(23)
Total other expense	(6,648)	(6,687)
Loss before income taxes	(3,655)	(2,691)
Income tax benefit	959	996
Net loss	(2,696)	(1,695)
Less: Net income attributable to noncontrolling interest	53	—
Net loss attributable to OnCure Holdings, Inc.	$(2,749)	$(1,695)

Comparison of the Three Months Ended March 31, 2012 and 2011

Net revenue.  Net revenue for the three months ended March 31, 2012 was $24.6 million compared to $25.8 million for the same period in 2011, a decrease of $1.2 million or 4.7%, primarily due to a 7% decrease in CBT census, a 5% decrease in IMRT treatments in 2012 and approximately a 2.6% decrease in net revenue related to a decrease in CMS reimbursement rates for the three months ended March 31, 2012.

Salaries and benefits.  Salaries and benefits for the three months ended March 31, 2012 was $8.3 million compared to $8.6 million for the same period in 2011, a decrease of $0.3 million, or 3.5%, primarily due to a $0.3 million net decrease of incentive and retention based compensation expense for 2012.

Depreciation and amortization.  Depreciation and amortization expense for the three months ended March 31, 2012 was $3.9 million compared to $4.6 million for the same period in 2011, a decrease of $0.7 million, or 15.2%, primarily due to assets which became fully depreciated.

General and administrative expenses.  General and administrative expenses for the three months ended March 31, 2012 were $9.3 million compared to $8.6 million for the same period in 2011, an increase of $0.7 million, or 8.1%, primarily due to an increase of $0.2 million in operating lease expense from the addition of two linacs during the second half of 2011, an increase of $0.2 million in equipment related repairs and maintenance expense at the treatment centers, an increase of $0.1 million related to re-organizing physician groups in Florida into a consolidated billing entity, and an increase in other general and administrative expenses of $0.2 million primarily from increased center level operating expenses and outside services related to business development.

Interest expense.  Interest expense for the three months ended March 31, 2012 remained comparable to the same period in 2011 at $6.7 million.

Income tax benefit.  Income tax benefit for the three months ended March 31, 2012 remained comparable to the same period in 2011 at $1.0 million.

Net Loss.  Net loss for the three months ended March 31, 2012 was $2.7 million compared to $1.7 million for the same period in 2011, an increase of $1.0 million, or 58.8%, primarily due to a decrease in net revenue and an increase in general and administrative expenses, offset by a decrease in depreciation and amortization and an increase in income tax benefit as discussed above.

Liquidity and Capital Resources

As of March 31, 2012, we had total cash and cash equivalents of $14.1 million, $207.1 million of outstanding long-term indebtedness, net of discount, and availability under our Revolving Credit Facility, subject to certain covenants and restrictions, of up to $40.0 million, which may be increased pursuant to the terms of the indenture governing the Senior Notes and the agreement governing our Revolving Credit Facility.

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

The Revolving Credit Facility provides for aggregate commitments of up to $40.0 million, including a letter of credit sub-facility of $2.0 million and a swing line sub-facility of $2.0 million, and provides for the increase, at our option, of aggregate commitments by $10.0 million, subject to certain restrictions and conditions. The Revolving Credit Facility is undrawn as of March 31, 2012 and expires in May 2015.

Our primary ongoing liquidity requirements are expected to be for working capital, debt service, capital expenditures and acquisitions. We may finance these liquidity requirements through a combination of cash on hand, cash flows from operating activities and the incurrence of additional indebtedness, including borrowings under our Revolving Credit Facility.

On March 31, 2012 we purchased a 50.1% membership interest in Santa Maria Radiation, LLC, which owns the treatment center and administrative building we currently lease at that location, for an aggregate purchase price of $0.9 million.

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

Cash Flows Provided By Operating Activities

Net cash provided by operating activities increased $2.3 million to $9.1 million for the three months ended March 31, 2012 compared to $6.8 million in 2011. The increase was primarily a result of an increase in cash provided by collections which reduced accounts receivable balances by $3.0 million and an increase in accounts payable and accrued expenses of $0.8 million, offset by an increase in net loss of $1.0 million and a decrease in noncash depreciation and amortization expense of $0.6 million.

Cash Flows Used In Investing Activities

Net cash used in investing activities decreased by $0.1 million to $1.5 million for the three months ended March 31, 2012 compared to $1.6 million in 2011. The decrease was primarily due to a decrease in capital expenditures of approximately $1.0 million offset by an investment in unconsolidated joint venture of $0.9 million.

Cash Used In Financing Activities

Net cash used in financing activities decreased by $0.1 million to $0.5 million for the three months ended March 31, 2012 compared to $0.6 million in 2011. The decrease was primarily due to a decrease of $0.1 million for principal repayments on capital leases.

Discussion of Non-GAAP Information

Adjusted EBITDA consists of net income as adjusted for depreciation and amortization, interest expense, interest and other income, income taxes, income from discontinued operations, non-cash equity based compensation expense, impairment loss, the management fee that we pay to Genstar and for certain other items that we believe are appropriate to manage the business and for the understanding of the reader, as detailed below. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis.

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

The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net loss	$(2,749)	$(1,695)
Depreciation and amortization	3,943	4,565
Interest expense	6,720	6,664
Interest and other income, net	40	101
Income tax benefit	(959)	(996)
EBITDA	6,995	8,639
Plus:
Management fees (a)	375	375
Stock-based compensation expense	131	95
Acquisition audits and related expenses (b)	103	10
MSA legal expenses (c)	65	—
Center closure costs (d)	—	100
Other expenses (e)	443	335
Adjusted EBITDA	$8,112	$9,554

(a)                                  Represents Genstar management fees.

(b)                                 Includes expenses for acquisition related activities.

(c)                                  Represents professional fees related to the ICON MSA renewal.

(d)                                 Includes the disposal of assets at a previously closed center and costs related to a services rate reconciliation in 2011.

(e)                                  Includes deferred rent amortization of $0.1 million for 2012 and 2011; costs related to re-organizing physician groups in Florida into a consolidated billing entity of $0.3 million and $0.1 million for 2012 and 2011, respectively; $0.1 million conditional management retention expense in 2012; and $0.1 million of professional fees associated with registration of Senior Notes under the Securities Act of 1933 for 2011.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks as a part of our operations, and we anticipate that this exposure will increase as a result of our planned growth. In an effort to mitigate losses associated with these risks, we might at times enter into derivative financial instruments, although we have not yet entered into any such arrangement or instrument. These derivative financial instruments may take the form of forward sales contracts, option contracts, and interest rate swaps. We have not and do not intend to engage in the practice of trading derivative securities for profit.

On May 13, 2010, we entered into a Credit Agreement for a revolving credit facility which provides for borrowings of up to $40.0 million in total, subject to certain restrictions.  Principal amounts outstanding under the Credit Agreement will bear interest at a rate of Prime plus 3.5% or LIBOR plus 4.5%.  As of March 31, 2012, there were no amounts outstanding under the facility, accordingly, there is no impact from interest rate risk related to our Credit Agreement for the revolving credit.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

Part II

Item 1.          Legal Proceedings

We are involved in certain legal actions and claims arising in the ordinary course of its business. It is the opinion of management, based on advice of legal counsel, that such litigation and claims will be resolved without material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

On October 28, 2011, we filed a complaint in the Delaware Court of Chancery against Shyam B. Paryani, M.D., the former Chairman of our board of directors, who is also a Director of ICON. The complaint alleges that Mr. Paryani breached his fiduciary duties of loyalty to the Company by engaging in self-dealing, self-enrichment, and other actions materially harmful to the Company’s business operations, particularly with regard to the ICON MSA.  The complaint seeks to recover for the damages caused by the breaches, in addition to all costs and expenses incurred in bringing the action.  We do not expect the outcome of this matter to have a material adverse effect on the financial condition, results of operations or cash flows when taken as a whole.

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

Item 1A. Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. There have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Mine Safety Disclosures

None.

Item 5.          Other Information

None.

Item 6.          Exhibits

Reference is made to the Index to Exhibits included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2012.

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

101*

The following financial information from the quarterly report on Form 10-Q of OnCure Holdings, Inc. for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (ii) the Consolidated Statement of Income for the three-month periods ended March 31, 2012 and 2011, (iii) the Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.

*                                         Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.