Form 10-Q
period 2012-06-30
ONCURE HOLDINGS INC
filed 2012-08-10
CIK 1375424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2012

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

As of August 10, 2012, 26,317,675 shares of OnCure Holdings Inc. common stock were outstanding, none of which were publicly traded.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended, concerning our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as “if,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “reinstate,” “opportunity,” “goal,” “objective,” “exchange,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” herein. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this quarterly report.

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

Item 1.   Financial Statements

OnCure Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash	$7,335	$6,988
Accounts receivable, less allowances of $1,827 and $1,788, respectively	16,894	18,812
Deferred income taxes	1,391	1,391
Prepaid expenses	2,424	2,477
Other current assets	841	991
Total current assets	28,885	30,659
Property and equipment, net	30,811	31,117
Goodwill	174,353	174,353
Management service agreements, net	42,223	45,295
Other assets, net	12,519	12,055
Total assets	$288,791	$293,479
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,402	$1,709
Accrued expenses	10,103	6,436
Accrued interest	3,084	3,084
Current portion of note payable	52	292
Current portion of obligations under capital leases	1,306	1,341
Other current liabilities	619	446
Total current liabilities	16,566	13,308
Long-term debt, net of unamortized discount of $2,840 and $3,049, respectively, less current portion	207,160	206,951
Capital leases, less current portion	1,502	2,146
Other long-term liabilities	2,454	2,403
Deferred income tax liabilities	10,586	12,608
Total liabilities	238,268	237,416
Stockholders’ equity:
OnCure Holdings, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,317,675 shares issued and outstanding	26	26
Additional paid-in capital	96,563	96,299
Accumulated deficit	(48,545)	(42,668)
Total OnCure Holdings, Inc. stockholders’ equity	48,044	53,657
Noncontrolling interest	2,479	2,406
Total stockholders’ equity	50,523	56,063
Total liabilities and stockholders’ equity	$288,791	$293,479

See accompanying notes.

OnCure Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue	$24,432	$25,424	$49,014	$51,184
Cost of operations:
Salaries and benefits	8,043	8,308	16,365	16,865
Depreciation and amortization	3,920	4,521	7,863	9,086
General and administrative expenses	9,856	9,301	19,180	17,943
Total operating expenses	21,819	22,130	43,408	43,894
Income from operations	2,613	3,294	5,606	7,290
Other income (expense):
Interest expense	(6,728)	(6,715)	(13,448)	(13,379)
Equity interest in net earnings of joint ventures	42	85	154	162
Interest income and other (expense), net	(72)	(328)	(112)	(428)
Total other expense	(6,758)	(6,958)	(13,406)	(13,645)
Loss before income taxes	(4,145)	(3,664)	(7,800)	(6,355)
Income tax benefit	1,063	1,358	2,022	2,354
Net loss	(3,082)	(2,306)	(5,778)	(4,001)
Less: Net income attributable to noncontrolling interest	46	—	99	—
Net loss attributable to OnCure Holdings, Inc.	$(3,128)	$(2,306)	$(5,877)	$(4,001)

See accompanying notes.

OnCure Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(5,778)	$(4,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity interest in net earnings of joint ventures	(154)	(162)
Depreciation	4,820	5,686
Amortization	3,043	3,400
Amortization of loan fees and deferred interest expense	823	741
Deferred income tax provision	(2,022)	(2,354)
Stock-based compensation	264	190
Provision for bad debts	1,232	1,345
Other, net	170	636
Changes in operating assets and liabilities:
Accounts receivable	686	(2,701)
Prepaid expenses and other current assets	203	307
Accounts payable and accrued expenses	244	(180)
Other liabilities	(43)	(35)
Net cash provided by operating activities	3,488	2,872
Investing activities
Purchases of property and equipment	(1,427)	(2,822)
Distribution received from unconsolidated joint ventures	131	196
Investment in unconsolidated joint venture	(900)	—
Net cash used in investing activities	(2,196)	(2,626)
Financing activities
Principal repayments of debt	(240)	(236)
Principal repayments of capital leases	(679)	(878)
Distribution to noncontrolling interest	(26)	—
Payment of debt issuance costs	—	(17)
Net cash used in financing activities	(945)	(1,131)
Net increase in cash	347	(885)
Cash, beginning of period	6,988	7,047
Cash, end of period	$7,335	$6,162
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$12,626	$12,690
Supplemental disclosure of noncash transactions
Fixed assets purchased for which payment has not been made	$3,115	$—

See accompanying notes.

OnCure Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

1. Basis of Presentation

OnCure Holdings, Inc. is a Delaware corporation formed in 2006 to acquire 100% of the issued and outstanding common stock of Oncure Medical Corp. OnCure is substantially owned by funds managed by Genstar Capital, LLC.

OnCure is principally engaged in providing capital equipment and business management services to oncology physician groups (“Groups”) that treat patients at cancer centers (“Centers”). The Company owns the Centers’ assets and provides services to the Groups through exclusive, long-term management services agreements. OnCure provides the Groups with oncology business management expertise and new technologies including radiation oncology equipment and related treatment software. Business services that OnCure provides to the Groups include non-physician clinical and administrative staff, operations management, purchasing, managed care contract negotiation assistance, reimbursement, billing and collecting, information technology, human resource and payroll, compliance, accounting, and treasury. Under the terms of the management service agreements, the Company is reimbursed for certain operating expenses of each Center and earns a monthly management fee from each Group.  The management fee is primarily based on a predetermined percentage of each Group’s earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) associated with the provision of radiation therapy. The Company manages the radiation oncology business operations of three Groups in Florida, seven Groups in California, and one Group in Indiana. The Company’s management fee ranges from 40% to 60% of EBITDA, with one Group in California paid a fee that is 72% of net revenue.

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

The fair value of the Company’s long-term debt was approximately $150.7 million and $168.0 million as of June 30, 2012 and December 31, 2011, respectively. While the Company’s long-term debt has not been listed on any securities exchange or inter-dealer automated quotation system, the Company has estimated the fair value of its long-term debt based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

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

Our affiliated physician groups’ net revenue is summarized by payor source in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Third-party payors	56%	57%	55%	55%
Medicare	37%	37%	38%	39%
Medicaid	6%	5%	6%	5%
Self-pay	1%	1%	1%	1%

Net revenue is recorded at the amount earned by the Company under the management services agreements. Services rendered by the respective Groups are billed by the Company, as the exclusive billing agent of the Groups, to patients, third-party payors, and others. The Company’s management fees are dependent on the EBITDA (or in one case, revenue) of each treatment center. As such, revenues generated by the Groups significantly impact the amount of management fees recognized by the Company. If differences between the Groups’ revenues and the expected reimbursement are identified based on actual final settlements, there would be an impact to the Company’s net revenue. As a result of these changes to the Groups’ revenues and related EBITDA, there was no material adjustment in the Company’s net revenue for the three and six months ended June 30, 2012 and 2011. Amounts distributed to the Groups for their services under the terms of the management services agreements totaled $6.6 million and $6.9 million for the three months ended June 30, 2012 and 2011, respectively, and $13.9 million and $14.1 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, amounts payable to the Groups for their services of $2.4 million and $3.0 million, respectively, were included in accrued expenses.  Net revenue is presented net of bad debt expense of $0.6 million for the three months ended June 30, 2012 and 2011, and $1.2 million and $1.3 million for the six months ended June 30, 2012 and 2011, respectively.

The Groups derive a significant portion of revenue from amounts billed to Medicare, Medicaid, and other payors that receive discounts from the Groups’ approved gross billing amount. As the Company is not a medical provider, all contracts are between the Group and the responsible parties, but assisting in the negotiation of contract terms is one of the business services provided by the Company under its management services agreements. The Company must estimate the total amount of these discounts, which reduce revenue for both the Groups and the Company, to prepare its consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and subject to interpretation and adjustment. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management.

During the three months ended June 30, 2012 and 2011, approximately 43% and 42%, respectively, of the Groups’ revenues related to services rendered under the Medicare and Medicaid programs. For the six months ended June 30, 2012 and 2011, approximately 44% of the Groups revenues related to services rendered under the Medicare and Medicaid programs.  In the ordinary course of business, the Company, as the Group’s billing agent, and the Groups are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

The Company has two management agreements that generated approximately 27% and 13% of revenue, respectively, for the three months ended June 30, 2012, and 24% and 12% of revenue, respectively, for the three months ended June 30, 2011.  These same two management agreements generated approximately 27% and 13% of revenue, respectively, for the six months ended June 30, 2012 and 25% and 13% of revenue, respectively, for the six months ended June 30, 2011.

Integrated Community Oncology Network, LLC (“ICON”) notified the Company on July 8, 2011, that it sought to terminate the ICON MSA effective October 11, 2011, alleging material changes in the management fees and management services under the ICON MSA as grounds for the termination.  The ICON MSA represented approximately 13% and 12% of the Company’s revenue for the three months ended June 30, 2012 and 2011, respectively, and 13% of the Company’s revenue for the six months ended June 30, 2012 and 2011.  The Company and ICON participated in mediation to resolve the matter and on May 17, 2012 entered into an Amended and Restated Management Services Agreement (“2012 MSA”), with an effective date of May 1, 2012.  Under the 2012 MSA, the Company provides ICON with management services similar to those provided under the prior MSA as well as the MSAs with other affiliated physician groups.

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

Accounts receivable are reduced by an allowance for doubtful accounts.  Additions to the allowance for doubtful accounts are made by means of the provision for bad debts.  The amount of the provision for bad debts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators.  The majority of bad debt adjustments are on charges due directly from patients (including co-payment and deductible amounts from patients who have health care coverage and charges from uninsured patients).  Accounts are written off when all reasonable internal and external collection efforts have been exhausted.  Write-offs are based upon specific identification and the write-off process requires a write-off adjustment entry to the patient accounting system.  Management relies on the results of detailed reviews of historical write-offs and recoveries at our treatment centers related to guarantor balances as a primary source of information to utilize in estimating the provision for bad debt adjustments and allowance for doubtful accounts.  The analysis is performed monthly and the allowance for bad debt accounts is adjusted accordingly.  At June 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $1.8 million.

4. Long-Term Debt

As of June 30, 2012 and December 31, 2011, the Company’s long-term debt consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Senior secured notes	$210,000	$210,000
Note payable	52	292
	210,052	210,292
Less unamortized discount	(2,840)	(3,049)
Less current portion of note payable	(52)	(292)
	$207,160	$206,951

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

The Revolving Credit Facility provides for aggregate commitments of up to $40.0 million, including a letter of credit sub-facility of $2.0 million and a swing line sub-facility of $2.0 million, and will provide for the increase, at the Company’s option, of aggregate commitments by $10.0 million, subject to certain conditions. The Revolving Credit Facility bears interest at a rate of Prime plus 3.5% (6.75% at June 30, 2012) or LIBOR plus 4.5% (4.74% at June 30, 2012) at the election of the Company. The revolving line of credit is subject to an unused line fee of 0.75% to be paid quarterly. The Revolving Credit Facility is undrawn as of June 30, 2012 and expires in May 2015.

The Revolving Credit Facility contains certain financial covenants that the Company and its subsidiaries must comply with if the Company draws on the Revolver. As of the date of this report, the Company is in compliance with all financial covenants in the Revolving Credit Facility.

As of June 30, 2012, no events of default have occurred with respect to any of the Company’s debt agreements.

On October 26, 2011, Oncure Medical Corp., and each of its direct and indirect subsidiaries, entered into an amendment (the “Amendment”) to the Revolving Credit Facility.  The Amendment provides that the quarterly consolidated fixed charge coverage ratio compliance test set forth in the Revolving Credit Facility is now only required to the extent that there is an outstanding balance under the Revolving Credit Facility.  In addition, among other things, the Amendment provides that subsequently, if (i) one or more permitted acquisitions have occurred with a combined EBITDA (as defined in the Revolving Credit Facility) of at least $4.0 million and (ii) the Consolidated EBITDA (as defined in the Revolving Credit Facility) of Oncure Medical Corp. is $38.0 million or more, the consolidated fixed charge coverage ratio will no longer be a maintenance test, but rather will be tested only upon a draw or issuance of a letter of credit under the Revolving Credit Facility.  As of June 30, 2012, the Company has full availability to draw on the letter of credit.

Loan Fees

As of June 30, 2012 and December 31, 2011, the remaining unamortized balance of deferred loan fees was $6.6 million and $7.3 million, respectively. The Company recorded $9.0 million of deferred debt issuance costs as a result of the issuance of the Senior Notes and Revolving Credit Facility, which are amortized to interest expense over the term of the respective debt arrangements.

5. Capital Leases

The Company is the lessee to several lease agreements to purchase software and medical equipment. Interest rates on the leases range from 8.01% to 8.61%. The leases require monthly principal and interest payments and mature in 2012 through 2014. The leases are collateralized by the equipment leased.

	June 30, 2012	December 31, 2011
	(In Thousands)
Minimum lease payable	$3,076	$3,889
Less imputed interest	(268)	(402)
Present value of minimum lease payments	2,808	3,487
Less current portion	(1,306)	(1,341)
	$1,502	$2,146

6. Income Taxes

The tax benefit of net operating losses, temporary differences, and credit carryforwards is recorded as a deferred tax asset to the extent that management assesses that realization of that deferred tax asset is “more likely than not.” Realization of the future tax benefit is dependent on the Company’s ability to generate sufficient taxable income to utilize these tax benefits within their carryforward period. As a result of cumulative losses, the Company’s temporary differences reversing during the carryforward period are not sufficient to support the recovery of the deferred tax assets recorded for the six months ended June 30, 2012 and the Company has recorded a valuation allowance of $0.9 million as of June 30, 2012. The establishment of a valuation allowance does not impair the Company’s ability to use the deferred tax assets, such as net operating loss and tax credit carryforwards, upon achieving sufficient profitability.

The Company’s effective tax rate on pre-tax income for the six months ended June 30, 2012 and 2011 was 25.9% and 37.0%, respectively. The significant decrease in the Company’s effective tax rate for the six months ended June 30, 2012 is primarily due to a deferred tax asset valuation allowance of $0.9 million recorded during the period against the Company’s deferred tax assets.

7. Unconsolidated Joint Ventures

On May 3, 2011, the Company was notified by Northeast Florida Cancer Services, LLC (“NFCS”), an affiliate of Hospital Corporation of America, of its intent to divest of its 51% ownership in Memorial Southside Cancer Center, LLC (“Memorial”). The Company and Ninth City Landowners, LLP (“Ninth City”), each owned a 24.5% interest in Memorial. On August 31, 2011, the Company and Ninth City jointly acquired NFCS’s 51% ownership. As a result of the transaction, the Company and Ninth City each own 50% of Memorial. The assets of the cyber knife business, a component of Memorial, were distributed to NFCS in addition to cash of approximately $0.8 million, 50% of which was paid by the Company, representing the difference in the value of the cyber knife assets distributed and the value of the 51% NFCS ownership interest in Memorial. The Company records its ownership interest under the equity method of accounting for an investment in an unconsolidated joint venture.

At June 30, 2012 and December 31, 2011, the Company’s investment in Memorial was approximately $4.0 million and is recorded in other assets in the accompanying consolidated balance sheets.

The condensed financial position and results of operations of Memorial are as follows (in thousands):

	Three Months ended June 30,
	2012	2011
Net revenue	$442	$790
Expenses	415	444
Net income	$27	$346

	Six Months ended June 30,
	2012	2011
Net revenue	$1,046	$1,380
Expenses	794	717
Net income	$252	$663

A summary of the changes in the equity investment in Memorial is as follows (in thousands):

Balance at December 31, 2011	$3,951
Distributions from joint venture	(103)
Equity interest in net earnings of joint venture	126
Balance at June 30, 2012	$3,974

On March 31, 2012 we purchased a 50.1% membership interest in Santa Maria Radiation, LLC, which owns a treatment center and administrative building we currently lease at that location, for an aggregate purchase price of $0.9 million.

8. Related-Party Transactions

The Company has agreed to pay an annual sponsor fee to Genstar Capital, LLC, the beneficial owner of common stock of the Company. The Company accrued $0.4 million and paid $0.4 million for the three months ended June 30, 2012 and 2011, respectively, and accrued $0.8 million and paid $0.8 million for the six months ended June 30, 2012 and 2011, respectively, which is included in management fees in the accompanying consolidated statements of operations.

The Company has a management services agreement with Coastal Radiation Oncology Medical Group, Inc. (‘‘Coastal’’). One of the members of the Company’s Board of Directors is a shareholder of Coastal. The Company earns a management fee based on a fixed percentage of earnings, while Coastal retains the remaining earnings. Under this management services agreement, Coastal retained $1.9 million and $1.7 million for its medical services for the three months ended June 30, 2012 and 2011, respectively, and $3.8 million and $3.7 million for its medical services for the six months ended June 30, 2012 and 2011, respectively.

The Company leases its space for three radiation oncology treatment centers and one facility used for administrative offices and physics services from entities affiliated with the above mentioned director. The Company recorded rent expense related to these leases of approximately $0.3 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $0.5 million for each of the six months ended June 30, 2012 and 2011.

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

Consolidating Balance Sheets

For the Six Months Ended June 30, 2012

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash	$—	$7,335	$—	$—	$7,335
Accounts receivable, less allowances of $1,827	—	16,894	—	—	16,894
Deferred income taxes	—	1,391	—	—	1,391
Other current assets and prepaid expenses	—	3,265	—	—	3,265
Total current assets	—	28,885	—	—	28,885
Property and equipment, net	—	30,811	—	—	30,811
Goodwill	—	174,353	—	—	174,353
Intangibles and other assets	5,732	48,940	70	—	54,742
Intercompany receivable	149,392	(149,508)	116	—	—
Investment in subsidiaries	85,161	127	—	(85,288)	—
Total assets	$240,285	$133,608	$186	$(85,288)	$288,791
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,084	$11,505	$—	$—	$14,589
Current portion of long-term debt and capital leases	—	1,358	—	—	1,358
Other current liabilities	—	560	59	—	619
Total current liabilities	3,084	13,423	59	—	16,566
Long-term debt, net of unamortized discount of $2,840, less current portion	207,160	—	—	—	207,160
Capital leases, less current portion	—	1,502	—	—	1,502
Other long-term liabilities	—	2,454	—	—	2,454
Deferred income tax liabilities	(18,003)	28,589	—	—	10,586
Total liabilities	192,241	45,968	59	—	238,268
Total Company stockholders’ equity	48,044	—	—	—	48,044
Noncontrolling interests	—	2,479	—	—	2,479
Subsidiary equity (deficit)	—	85,161	127	(85,288)	—
Total equity	48,044	87,640	127	(85,288)	50,523
Total liabilities and stockholders’ equity (deficit)	$240,285	$133,608	$186	$(85,288)	$288,791

Consolidating Balance Sheets

For the Year Ended December 31, 2011

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash	$—	$6,988	$—	$—	$6,988
Accounts receivable, less allowances of $1,788	—	18,812	—	—	18,812
Deferred income taxes	—	1,391	—	—	1,391
Other current assets and prepaid expenses	—	3,468	—	—	3,468
Total current assets	—	30,659	—	—	30,659
Property and equipment, net	—	31,117	—	—	31,117
Goodwill	—	174,353	—	—	174,353
Intangibles and other assets	6,184	51,096	70	—	57,350
Intercompany receivable	161,730	(161,848)	118	—	—
Investment in subsidiaries	81,142	127	—	(81,269)	—
Total assets	$249,056	$125,504	$188	$(81,269)	$293,479
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,084	$8,145	$—	$—	$11,229
Current portion of long-term debt and capital leases	—	1,633	—	—	1,633
Other current liabilities	—	385	61	—	446
Total current liabilities	3,084	10,163	61	—	13,308
Long-term debt, net of unamortized discount of $3,049, less current portion	206,951	—	—	—	206,951
Capital leases, less current portion	—	2,146	—	—	2,146
Other long-term liabilities	—	2,403	—	—	2,403
Deferred income tax liabilities	(14,636)	27,244	—	—	12,608
Total liabilities	195,399	41,956	61	—	237,416
Total Company stockholders’ equity	53,657	—	—	—	53,657
Noncontrolling interests	—	2,406	—	—	2,406
Subsidiary equity (deficit)	—	81,142	127	(81,269)	—
Total equity	53,657	83,548	127	(81,269)	56,063
Total liabilities and stockholders’ equity (deficit)	$249,056	$125,504	$188	$(81,269)	$293,479

Consolidating Statement of Operations

For the Three Months Ended June 30, 2012

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$24,432	$—	$—	$24,432
Total operating expenses	—	21,819	—	—	21,819
Income from operations	—	2,613	—	—	2,613
Total other expense, net	(6,508)	(250)	—	—	(6,758)
(Loss) income before income taxes	(6,508)	2,363	—	—	(4,145)
Income tax benefit	958	105	—	—	1,063
(Loss) income before equity in earnings of consolidated subsidiaries	(5,550)	2,468	—	—	(3,082)
Equity in earnings (losses) of consolidated subsidiaries	2,468	—	—	(2,468)	—
Net (loss) income	(3,082)	2,468	—	(2,468)	(3,082)
Less: Net income (loss) attributable to noncontrolling interest	—	46	—	—	46
Net (loss) income attributable to the Company	$(3,082)	$2,422	$—	$(2,468)	$(3,128)

Consolidating Statement of Operations

For the Six Months Ended June 30, 2012

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$49,014	$—	$—	$49,014
Total operating expenses	—	43,408	—	—	43,408
Income from operations	—	5,606	—	—	5,606
Total other expense, net	(13,000)	(406)	—	—	(13,406)
(Loss) income before income taxes	(13,000)	5,200	—	—	(7,800)
Income tax benefit (expense)	3,367	(1,345)	—	—	2,022
(Loss) income before equity in earnings of consolidated subsidiaries	(9,633)	3,855	—	—	(5,778)
Equity in earnings (losses) of consolidated subsidiaries	3,855	—	—	(3,855)	—
Net (loss) income	(5,778)	3,855	—	(3,855)	(5,778)
Less: Net income (loss) attributable to noncontrolling interest	—	99	—	—	99
Net (loss) income attributable to the Company	$(5,778)	$3,756	$—	$(3,855)	$(5,877)

Consolidating Statement of Operations

For the Three Months Ended June 30, 2011

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$25,424	$—	$—	$25,424
Total operating expenses	—	22,130	—	—	22,130
Income from operations	—	3,294	—	—	3,294
Total other expense, net	(6,471)	(487)	—	—	(6,958)
(Loss) income before income taxes	(6,471)	2,807	—	—	(3,664)
Income tax benefit (expense)	2,407	(1,049)	—	—	1,358
(Loss) income before equity in earnings of consolidated subsidiaries	(4,064)	1,758	—	—	(2,306)
Equity in earnings (losses) of consolidated subsidiaries	1,758	—	—	(1,758)	—
Net (loss) income	$(2,306)	$1,758	$—	$(1,758)	$(2,306)

Consolidating Statement of Operations

For the Six Months Ended June 30, 2011

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$51,184	$—	$—	$51,184
Total operating expenses	—	43,894	—	—	43,894
Income from operations	—	7,290	—	—	7,290
Total other expense, net	(12,881)	(764)	—	—	(13,645)
(Loss) income before income taxes	(12,881)	6,526	—	—	(6,355)
Income tax benefit (expense)	4,766	(2,412)	—	—	2,354
(Loss) income before equity in earnings of consolidated subsidiaries	(8,115)	4,114	—	—	(4,001)
Equity in earnings (losses) of consolidated subsidiaries	4,114	—	—	(4,114)	—
Net (loss) income	$(4,001)	$4,114	$—	$(4,114)	$(4,001)

Consolidating Statements of Cash Flow

For the Six Months Ended June 30, 2012

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Operating activities
Net (loss) income	$(5,778)	$3,855	$—	$(3,855)	$(5,778)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity interest in net earnings of joint ventures	—	(154)	—	—	(154)
Depreciation and amortization	—	7,863	—	—	7,863
Deferred income tax provision	(3,367)	1,345	—	—	(2,022)
Other, net	—	2,489	—	—	2,489
Changes in operating assets and liabilities	9,145	(11,910)	—	3,855	1,090
Net cash provided by operating activities	—	3,488	—	—	3,488
Investing activities
Purchases of property and equipment	—	(1,427)	—	—	(1,427)
Distribution received from unconsolidated joint ventures	—	131	—	—	131
Investment in unconsolidated joint venture	—	(900)	—	—	(900)
Net cash used in investing activities	—	(2,196)	—	—	(2,196)
Financing activities
Principal repayments of debt	—	(240)	—	—	(240)
Principal repayments of capital leases	—	(679)	—	—	(679)
Noncontrolling interest in partnership distributions	—	(26)	—	—	(26)
Net cash used in financing activities	—	(945)	—	—	(945)
Net decrease in cash	—	347	—	—	347
Cash, beginning of period	—	6,988	—	—	6,988
Cash, end of period	$—	$7,335	$—	$—	$7,335

Consolidating Statements of Cash Flow

For the Six Months Ended June 30, 2011

(In Thousands)

	Issuer OnCure Holdings, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Operating activities
Net (loss) income	$(4,001)	$4,114	$—	$(4,114)	$(4,001)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity interest in net earnings of joint venture	—	(162)	—	—	(162)
Depreciation and amortization	—	9,086	—	—	9,086
Deferred income tax provision	(4,766)	2,412	—	—	(2,354)
Other, net	—	2,912	—	—	2,912
Changes in operating assets and liabilities	8,767	(15,490)	—	4,114	(2,609)
Net cash provided by operating activities	—	2,872	—	—	2,872
Investing activities
Purchases of property and equipment	—	(2,822)	—	—	(2,822)
Distribution received from unconsolidated joint venture	—	196	—	—	196
Net cash used in investing activities	—	(2,626)	—	—	(2,626)
Financing activities
Principal repayments of debt	—	(236)	—	—	(236)
Principal repayments of capital leases	—	(878)	—	—	(878)
Payment of debt issuance costs	—	(17)	—	—	(17)
Net cash used in financing activities	—	(1,131)	—	—	(1,131)
Net increase in cash	—	(885)	—	—	(885)
Cash, beginning of period	—	7,047	—	—	7,047
Cash, end of period	$—	$6,162	$—	$—	$6,162

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

We typically lease the facilities where our radiation oncology treatment centers are located and own or lease all of the equipment and leasehold improvements at these centers. Through our MSAs, we provide our affiliated physician groups use of these facilities, certain clinical services of our treatment center staff, and administer the non-medical business functions of our treatment centers, such as technical staff recruiting, marketing, assisting with managed care contracting, receivables management and compliance, purchasing, information systems, accounting, human resource management and physician succession planning. Our affiliated physician groups and their physicians retain full control over the clinical aspects of patient care. This structure is designed to allow our affiliated physician groups to focus primarily on providing patient care and treatment center growth, including expansion of their group’s services.

Our MSAs have an average term of 10 years and are generally renewable for an additional five year period. Pursuant to the MSAs, our management services revenues include compensation by the affiliated physician groups for expenses incurred in operating our treatment centers plus a fee based on the earnings of our affiliated physician groups. As such, the operating costs of the treatment centers are our responsibility. We believe this MSA structure allows us to ensure the affiliated physician group’s business interests are aligned with our own. We estimate that approximately 99% of our affiliated physician groups’ revenues depend on reimbursement by third-party payors, including government payors. As such, our revenue is generated from our MSAs, but is impacted by the operations of the treatment centers, especially as they relate to revenues generated by the affiliated physician groups.  On July 6, 2012 the Center for Medicare & Medicaid Services, or CMS, proposed an aggregate payment reduction of 15% for radiation oncology.  The proposed changes, if finalized, would take effect January 1, 2013, and have a material adverse impact on net revenue and results of operations.  For additional discussion regarding the CMS proposal and attendant risks, please see Part II, Item 1A — “Risk Factors” in this report.

Our network of 38 treatment centers includes 16 treatment centers in California, 18 treatment centers in Florida and four treatment centers in Indiana.  We currently have MSAs with 11 affiliated physician groups, consisting of approximately 60 physicians, who on average have over 15 years of experience.

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

For the six months ended June 30, 2012, our net revenue, operating income and Adjusted EBITDA (see “Discussion of Non-GAAP Information” below) were $49.0 million, $5.6 million and $15.6 million, respectively, compared to $51.2 million, $7.3 million and $18.3 million, respectively, for the same period in 2011. The year-over-year decrease in net revenue, operating income and Adjusted EBITDA were principally due to a decrease in the number of patients being treated at our centers and a decrease in CMS reimbursement rates for the six months ended June 30, 2012.  If the CMS proposed payment reductions for free standing radiation oncology clinics are finalized, we expect our net revenue, operating income, and Adjusted EBITDA for fiscal 2013 and forward would be adversely affected.

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

The majority of individuals who undergo radiation therapy for cancer are treated with external beam radiation therapy. External beam radiation therapy involves exposing the patient to an external source of radiation through the use of special equipment that directs radiation at the cancer. Equipment utilized for external beam radiation therapy varies as some are better for treating cancers near the surface of the skin and others are better for treating cancers deeper in the body. A linac, the common piece of equipment used for external beam radiation therapy, can create both high-energy and low-energy radiation. High-energy radiation is used to treat many types of cancer while low-energy radiation is used to treat some forms of skin cancer. A course of external beam radiation therapy typically ranges from four to nine weeks. Treatments generally are given to a patient once each day.

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

In addition to the above mentioned therapies, we also offer other advanced services at various of our centers, including:

•                  Positron Emission Tomography, or PET—Computed Tomography, or CT:  PET involves the injection of radioactive isotopes into a patient to obtain images of metabolic physiologic processes. The application of PET in the detection of cancer has become significant as it was the first diagnostic procedure that can detect and monitor a patient’s metabolic malignancies. PET/CT provides information that is not available with other medical imaging and combines the metabolic cancer cells detection of PET with an anatomical picture of the tumor on a CT. These services are provided by four of our centers.

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

•                  Prostate Implantation:  Involves the use of palladium and iodine “seeds” and other radioactive implants (radioactive isotopes) in the treatment of prostate cancer while sparing the nearby organs and structures. These services are provided by 14 of our centers.

•                  Stereotactic Radiosurgery, or SRS:  Enables delivery of concentrated, precise, high dose radiation beams to localized tumors. Historically, stereotactic radiosurgery was used primarily for contained lesions of the brain but recent advancements in imaging technologies have allowed more types of tumors to be targeted, therefore broadening the use of stereotactic radiosurgery for extra-cranial cancers. These services are provided by seven of our centers.

Net Revenue and Expenses

Net Revenue.  We generate net revenue pursuant to long-term MSAs with affiliated physician groups. Pursuant to these MSAs, we provide our affiliated physician groups use of our facilities, certain clinical services of our treatment center staff and administer the non-medical business functions of our treatment centers, such as technical staff recruiting, marketing, managed care contracting, receivables management, compliance, purchasing, information systems, accounting, human resource management and physician succession planning. In return, our management services revenues include compensation by the affiliated physician groups for expenses incurred in operating our treatment centers plus a fee based on the earnings of our affiliated physician groups, with the exception of one MSA in California, under which we earn our management fee based on a fixed percentage of the affiliated physician group’s net revenue.  Net revenue for the three and six months ended June 30, 2012 was $24.4 million and $49.0 million, respectively.

Operating Expenses.  Our operating expenses consist principally of (i) the salaries and benefits we pay to our employees, including our management, billing and collections staff, administrative staff, marketing staff and the professionals and employees working at our treatment centers other than the radiation oncologists; (ii) general and administrative expenses, including maintenance, rent, utilities, insurance and other expenses for our corporate and administrative offices and treatment centers; and (iii) depreciation and amortization. The operating costs of the treatment centers are our responsibility. Operating expenses for the three and six months ended June 30, 2012 was $21.8 million and $43.4 million, respectively.

Factors Affecting our Growth

We seek to drive growth by increasing our same-center operating performance, acquiring and developing new treatment centers in both our current and new markets and capitalizing on our receivables management expertise to maximize collections and benefitting from payors’ increased acceptance of, and reimbursement for, next generation treatment technologies.  On July 6, 2012 CMS proposed an aggregate payment reduction of 15% for radiation oncology.  The proposed changes, if finalized, would take effect January 1, 2013, and have a material adverse impact on net revenue and results of operations.  We plan to mitigate some of the adverse impact on 2013 and future net revenue and results of operations by improving center level operating efficiency through consolidation, reducing administrative costs and improving the collectability of billed charges by deploying new billing and collection software tools to supplement our existing billing and collection software.  Some of these initiatives are being undertaken currently. For additional discussion regarding the CMS proposal and attendant risks, please see Part II, Item 1A — “Risk Factors” in this report.

Radiation therapy is a highly competitive business.  Our treatment centers face competition from hospitals, other practitioners and other operators of radiation oncology treatment centers.  Although we have experienced growth in many geographic areas in our markets, certain geographic areas have seen a decline in same-center performance due to competition.  We are addressing our center level performance in these areas; however, we cannot guarantee that our efforts will improve performance in those markets.

Acquisitions and Developments

We expect to selectively acquire and develop treatment centers in connection with the implementation of our growth strategy. When we acquire a treatment center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective values on the acquisition date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. We believe the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions.

On March 31, 2012 we purchased a 50.1% membership interest in Santa Maria Radiation, LLC, which owns a treatment center and administrative building we currently lease in Santa Maria, California, for an aggregate purchase price of $0.9 million.

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

In January 2006, we formed the Vidalia Regional Cancer Center, LLC as a joint venture with Meadows Regional Medical Center, Inc., or Meadows, to develop and operate a new cancer treatment center in Vidalia, Georgia. Both the Company and Meadows committed to fund the initial capital requirements upon issuance of a certificate of need, or CON, by the Georgia Department of Community. The CON was issued to Meadows in 2010 and was contributed to the joint venture as Meadows’ initial capital contribution. During 2011, Vidalia Regional Cancer Center, LLC was renamed Meadows Regional Cancer Center, LLC and the operating agreement was amended to include a 40% equity interest for the Company and Meadows and a 20% equity interest for Florida Radiation Oncology Group, LLC. On May 3, 2011, the Amended and Restated Operating Agreement was executed by the parties named above. We have committed to provide $1.0 million of initial capital to Meadows Regional Cancer Center, LLC which includes operating lease guarantees, purchases of furniture and fixtures and initial funding of operating working capital. We have not contributed any money to the development as of June 30, 2012. Development activities began during the second quarter of 2011 and are expected to conclude during the first quarter of 2013 with the commencement of patient treatment. The Company records its ownership interest under the equity method of accounting for an investment in an unconsolidated joint venture.

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

Third-Party Contracting

Our affiliated physician groups receive payments for their services and treatments rendered to patients covered by third-party payors and government programs. Most of our affiliated physician groups’ revenue from third-party payors is from managed care organizations and is attributable to contracts we have negotiated with them. These contracts specify fixed fees for services provided at our treatment centers, and give the managed care organization the ability to market access to our affiliated physician groups and physicians to their members. This is a benefit to the managed care organization, and also gives our affiliated physician groups access to a larger pool of potential patients.

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

Sources of our Affiliated Physician Groups’ Net Revenue By Payor

Our affiliated physician groups’ net revenue is summarized by payor source in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Third-party payors	56%	57%	55%	55%
Medicare	37%	37%	38%	39%
Medicaid	6%	5%	6%	5%
Self-pay	1%	1%	1%	1%

Our affiliated physician groups receive payments for their services and treatments rendered to patients covered by Medicare, Medicaid, third-party payors and self-pay. Revenue consists primarily of net patient service revenue that is recorded based upon established billing rates less allowances for contractual adjustments.  Estimates of contractual allowances for patients with health care insurance are based upon the payment terms specified in the related contractual agreements.  Revenue related to uninsured patients and co-payment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts).  We record a provision for bad debts based primarily on historical collection experience related to these uninsured accounts to record the net self-pay accounts receivable at the estimated amounts we expect to collect. Generally, our affiliated physician groups’ net revenue is impacted by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures.

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

Medicare and Medicaid.  Since cancer disproportionately affects elderly people, a significant portion of our affiliated physician groups’ net revenue is derived from the Medicare program as well as related co-payments. Medicare reimbursement rates are determined by CMS and are typically lower than rates to third-party payors and self-pay patients. Further, Medicaid reimbursement rates are typically lower than Medicare rates. Government sponsored programs generally reimburse on a fee-for-service basis based on a predetermined reimbursement rate schedule. Medicare reimbursement rates are determined by a formula that typically changes on an annual basis. Further, under recent legislative reforms, identified Medicare overpayments that have not been repaid by our affiliated physician groups within 60 days are subject to False Claims Act liability, which include, among other things, civil penalties and exclusions from government health care groups. CMS recently proposed a rule that would create a 10-year “lookback period,” requiring repayment for identified overpayments within 10 years of the date the monies were received. It is uncertain if the proposed rule will be finalized or how it could impact our revenues. We depend on payments from government sources and any changes in Medicare or Medicaid programs could result in an increase or decrease in our net revenue and net income.  For example, on July 6, 2012 CMS proposed an aggregate payment reduction of 15% for radiation oncology.  The proposed changes, if finalized, would take effect January 1, 2013, and we expect would have a material adverse impact on 2013 and future net revenue and results of operations.

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

The following table presents results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Statement of Operations Data:
Net revenue	$24,432	$25,424	$49,014	$51,184
Cost of operations:
Salaries and benefits	8,043	8,308	16,365	16,865
Depreciation and amortization	3,920	4,521	7,863	9,086
General and administrative expenses	9,856	9,301	19,180	17,943
Total operating expenses	21,819	22,130	43,408	43,894
Income from operations	2,613	3,294	5,606	7,290
Other (expense) income:
Interest expense	(6,728)	(6,715)	(13,448)	(13,379)
Other (expense) income	(30)	(243)	42	(266)
Total other expense	(6,758)	(6,958)	(13,406)	(13,645)
Loss before income taxes	(4,145)	(3,664)	(7,800)	(6,355)
Income tax benefit	1,063	1,358	2,022	2,354
Net loss	(3,082)	(2,306)	(5,778)	(4,001)
Less: Net income attributable to noncontrolling interest	46	—	99	—
Net loss attributable to OnCure Holdings, Inc.	$(3,128)	$(2,306)	$(5,877)	$(4,001)

Comparison of the Three Months Ended June 30, 2012 and 2011

Net revenue.  Net revenue for the three months ended June 30, 2012 was $24.4 million compared to $25.4 million for the same period in 2011, a decrease of $1.0 million or 3.9%, primarily due to a 3.4% decrease in CBT treatments, a 2.6% decrease in IMRT treatments in 2012 and a 2.6% decrease in net revenue related to a decrease in CMS reimbursement rates for the three months ended June 30, 2012.

Salaries and benefits.  Salaries and benefits for the three months ended June 30, 2012 was $8.0 million compared to $8.3 million for the same period in 2011, a decrease of $0.3 million, or 3.6%, primarily due to a $0.2 million net decrease of incentive and retention based compensation expense for 2012.

Depreciation and amortization.  Depreciation and amortization expense for the three months ended June 30, 2012 was $3.9 million compared to $4.5 million for the same period in 2011, a decrease of $0.6 million, or 13.3%, primarily due to assets that became fully depreciated.

General and administrative expenses.  General and administrative expenses for the three months ended June 30, 2012 were $9.9 million compared to $9.3 million for the same period in 2011, an increase of $0.6 million, or 6.5%, primarily due to an increase of $0.2 million in operating lease expense from the addition of two linacs during the second half of 2011 and an increase in other general and administrative expenses of $0.4 million primarily from increased center level operating expenses.

Interest expense.  Interest expense for the three months ended June 30, 2012 remained comparable to the same period in 2011 at $6.7 million.

Income tax benefit.  Income tax benefit for the three months ended June 30, 2012 was $1.1 million compared to $1.4 million for the same period in 2011, a decrease of $0.3 million, or 21.4%, primarily due to a valuation allowance on the deferred tax assets offset by an increase in loss before income taxes of $0.5 million.

Net Loss.  Net loss for the three months ended June 30, 2012 was $3.1 million compared to $2.3 million for the same period in 2011, an increase of $0.8 million, or 34.8%, primarily due to a decrease in net revenue, an increase in general and administrative expenses and a decrease in income tax benefit, offset by a decrease in depreciation and amortization as discussed above.

Comparison of the Six Months Ended June 30, 2012 and 2011

Net revenue.  Net revenue for the six months ended June 30, 2012 was $49.0 million compared to $51.2 million for the same period in 2011, a decrease of $2.2 million or 4.3%, primarily due to a 5.3% decrease in CBT treatments, a 3.9% decrease in IMRT treatments in 2012 and a 2.6% decrease in net revenue related to a decrease in CMS reimbursement rates for the six months ended June 30, 2012.

Salaries and benefits.  Salaries and benefits for the six months ended June 30, 2012 was $16.4 million compared to $16.9 million for the same period in 2011, a decrease of $0.5 million, or 3.0%, primarily due to a $0.5 million net decrease of incentive and retention based compensation expense for 2012.

Depreciation and amortization.  Depreciation and amortization expense for the six months ended June 30, 2012 was $7.9 million compared to $9.1 million for the same period in 2011, a decrease of $1.2 million, or 13.2%, primarily due to assets that became fully depreciated.

General and administrative expenses.  General and administrative expenses for the six months ended June 30, 2012 were $19.2 million compared to $17.9 million for the same period in 2011, an increase of $1.3 million, or 7.3%, primarily due to an increase of $0.3 million in operating lease expense from the addition of two linacs during the second half of 2011, an increase of $0.2 million in equipment related repairs and maintenance expense at the treatment centers, an increase of $0.2 million related to re-organizing physician groups in Florida into a consolidated billing entity, and an increase in other general and administrative expenses of $0.6 million primarily from increased center level operating expenses.

Interest expense.  Interest expense for the six months ended June 30, 2012 remained comparable to the same period in 2011 at $13.4 million.

Income tax benefit.  Income tax benefit for the six months ended June 30, 2012 was $2.0 million compared to $2.4 million for the same period in 2011, a decrease of $0.4 million, or 16.7%, primarily due to a valuation allowance on the deferred tax assets offset by an increase in loss before income taxes of $1.4 million.

Net Loss.  Net loss for the six months ended June 30, 2012 was $5.9 million compared to $4.0 million for the same period in 2011, an increase of $1.9 million, or 47.5%, primarily due to a decrease in net revenue, an increase in general and administrative expenses and a decrease in income tax benefit, offset by a decrease in depreciation and amortization as discussed above.

Liquidity and Capital Resources

As of June 30, 2012, we had total cash and cash equivalents of $7.3 million, $207.2 million of outstanding long-term indebtedness, net of discount, and availability under our Revolving Credit Facility, subject to certain covenants and restrictions, of up to $40.0 million, which may be increased pursuant to the terms of the indenture governing the Senior Notes and the agreement governing our Revolving Credit Facility.

On May 13, 2010, we concluded an offering for $210.0 million of Senior Notes. Proceeds from the sale of the Senior Notes were used primarily to repay our then existing senior credit facility and subordinated debt. Concurrently with the closing of the offering, our direct wholly-owned subsidiary, Oncure Medical Corp., and each of its direct and indirect subsidiaries entered into a new Revolving Credit Facility with GE Capital Markets, Inc., as sole lead arranger and book manager, General Electric Capital Corporation, as administrative agent and collateral agent, and the other lenders from time to time party thereto.  To date, we have not repurchased any of the Senior Notes, although we may, under appropriate market conditions, do so in the future through cash purchases or exchange offers, in open market, privately negotiated or other transactions.  We will evaluate any such transactions in light of then-existing market conditions, taking into account contractual restrictions, our current liquidity and prospects for future access to capital.  The amounts involved may be material.

The Revolving Credit Facility provides for aggregate commitments of up to $40.0 million, including a letter of credit sub-facility of $2.0 million and a swing line sub-facility of $2.0 million, and provides for the increase, at our option, of aggregate commitments by $10.0 million, subject to certain restrictions and conditions. The Revolving Credit Facility is undrawn as of June 30, 2012 and expires in May 2015.

Our primary ongoing liquidity requirements are expected to be for working capital, debt service, capital expenditures and acquisitions. We may finance these liquidity requirements through a combination of cash on hand, cash flows from operating activities and the incurrence of additional indebtedness, including borrowings under our Revolving Credit Facility.

On March 31, 2012 we purchased a 50.1% membership interest in Santa Maria Radiation, LLC, which owns a treatment center and administrative building we currently lease at that location, for an aggregate purchase price of $0.9 million.

Based on our current business plan, assuming that our treatment centers continue to generate positive operating cash flow at or above those for the first six months of 2012 and that ongoing maintenance capital expenditures will be readily funded from the treatment centers’ annual operating cash flow, we believe that our existing cash balances, cash generated from operations and availability under our Revolving Credit Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our future cash requirements could be higher than we currently expect as a result of various factors. We are currently accruing, but not paying, the annual management fee that Genstar receives under its advisory services agreement with us. Such accrued amounts are due and could become payable at any time at the request of Genstar. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our Revolving Credit Facility. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our Revolving Credit Facility in an amount sufficient to enable us to pay our debt service, repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities. No assurances can be given that we will be able to complete additional debt or equity financings on terms favorable to us or at all.

On July 6, 2012 CMS proposed an aggregate payment reduction of 15% for radiation oncology.  The proposed changes, if finalized, would take effect January 1, 2013, and have a material adverse impact on net revenue and cash generated from operations. We plan to mitigate some of the adverse impact on 2013 and future net revenue and cash generated from operations by improving center level operating efficiency through consolidation, reducing administrative costs and improving the collectability of billed charges by deploying new billing and collection software tools to supplement our existing billing and collection software. Some of these initiatives are being undertaken currently.  For additional discussion regarding the CMS proposal and attendant risks, please see Part II, Item 1A — “Risk Factors” in this report.

Radiation therapy is a highly competitive business and our treatment centers face competition from hospitals, other practitioners and other operators of radiation oncology treatment centers. Although we have experienced growth in many geographic areas in our markets, certain geographic areas have seen a decline in cash generated from operations as a result of a decline in same-center performance due to competition. We are addressing our center level performance in these areas, however, we cannot guarantee that our efforts will improve cash generated from operations in those markets or that we will have sufficient cash resources to execute on our mitigation strategies.

Cash Flows Provided By Operating Activities

Net cash provided by operating activities increased $0.6 million to $3.5 million for the six months ended June 30, 2012 compared to $2.9 million in 2011. The increase was primarily a result of an increase in cash provided by collections which reduced accounts receivable balances by $3.4 million offset by an increase in net loss of $1.8 million.

Cash Flows Used In Investing Activities

Net cash used in investing activities decreased by $0.4 million to $2.2 million for the six months ended June 30, 2012 compared to $2.6 million in 2011. The decrease was primarily due to a decrease in capital expenditures of approximately $1.4 million offset by an investment in unconsolidated joint venture of $0.9 million.

Cash Used In Financing Activities

Net cash used in financing activities decreased by $0.2 million to $0.9 million for the six months ended June 30, 2012 compared to $1.1 million in 2011. The decrease was primarily due to a decrease of $0.2 million for principal repayments on capital leases.

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

The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net loss	$(3,128)	$(2,306)	$(5,877)	$(4,001)
Depreciation and amortization	3,920	4,521	7,863	9,086
Interest expense	6,728	6,715	13,448	13,379
Interest and other income, net	72	328	112	429
Income tax benefit	(1,063)	(1,358)	(2,022)	(2,354)
EBITDA	6,529	7,900	13,524	16,539
Plus:
Management fees (a)	375	375	750	750
Stock-based compensation expense	133	95	264	190
MSA legal expenses (b)	96	195	161	195
Acquisition related expenses (c)	—	11	103	21
Center closure costs (d)	—	—	—	100
Other expenses (e)	389	136	832	471
Adjusted EBITDA	$7,522	$8,712	$15,634	$18,266

(a)                                 Represents Genstar management fees.

(b)                                 Represents professional fees related to the ICON MSA renewal.

(c)                                  Includes expenses for acquisition related activities.

(d)                                 Includes the disposal of assets at a previously closed center and costs related to a services rate reconciliation in 2011.

(e)                                  Includes deferred rent amortization of $0.1 million for each of the six months ended June 30, 2012 and 2011; costs related to re-organizing physician groups in Florida into a consolidated billing entity of $0.4 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively; $0.2 million conditional management retention expense for the six months ended June 30, 2012; $0.1 million related to a nonrecurring services adjustment for the six months ended June 2012; and $0.1 million of professional fees associated with registration of Senior Notes under the Securities Act of 1933 for the six months ended June 2011.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

On May 13, 2010, we entered into a Credit Agreement for a revolving credit facility which provides for borrowings of up to $40.0 million in total, subject to certain restrictions.  Principal amounts outstanding under the Credit Agreement will bear interest at a rate of Prime plus 3.5% or LIBOR plus 4.5%.  As of June 30, 2012, there were no amounts outstanding under the facility, accordingly, there is no impact from interest rate risk related to our Credit Agreement for the revolving credit.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2012, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

Part II

Item 1.   Legal Proceedings

The following supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1 “Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

Pursuant to a Management Services Agreement, the ICON MSA, dated March 1, 2005, by and among USCC Florida Acquisition Corp., FROG Oncure Southside, LLC and Oncure Medical Corp., or collectively, OnCure Medical, and Integrated Community Oncology Network, LLC, or ICON, Oncure Medical currently provides management and administrative services to ICON in exchange for a management fee.  The ICON MSA had an initial term that expired on October 11, 2011, but provided for an automatic renewal of the MSA for an additional five year term unless (a) there had been a material change in: (i) the management fees provided for in the ICON MSA; (ii) the management services provided pursuant to the ICON MSA; or (iii) ICON’s clinical practice, in each case resulting from action taken by OnCure Medical, and (b) ICON provided OnCure Medical 90-days notice of its intent to terminate.  On July 8, 2011, ICON notified OnCure Medical that it sought to terminate the ICON MSA effective October 11, 2011, alleging material changes in the management fees and management services under the ICON MSA as grounds for the termination.  OnCure Medical and ICON participated in mediation to resolve the matter, but were unable to reach an agreement.  Subsequently, OnCure Medical and ICON attempted to resolve the dispute pursuant to the arbitration provisions provided for in the ICON MSA.  To that end, OnCure Medical and ICON entered into a Standstill Agreement under which each agreed to continue to perform and discharge their respective obligations under the ICON MSA from the date of the Standstill Agreement until either: (i) an arbitrator issues a final award allowing ICON to terminate the ICON MSA; or (ii) the ICON MSA terminates by its own terms or by agreement of the parties.  Oncure Medical and ICON entered into an Amended and Restated Management Services Agreement, the 2012 MSA, with an effective date of May 1, 2012.  Under the 2012 MSA,

Oncure Medical will provide ICON with management services similar to those provided under the prior MSA as well as the MSAs with other affiliated physician groups.  On May 23, 2012, the arbitration was dismissed with prejudice.

On October 28, 2011, we filed a complaint in the Delaware Court of Chancery against Shyam B. Paryani, M.D., the former Chairman of our board of directors, who is also a Director of ICON. The complaint alleges that Mr. Paryani breached his fiduciary duties of loyalty to the Company by engaging in self-dealing, self-enrichment, and other actions materially harmful to the Company’s business operations, particularly with regard to the ICON MSA.  The complaint seeks to recover for the damages caused by the breaches, in addition to all costs and expenses incurred in bringing the action.  Concurrent with the execution of the 2012 MSA, on May 18, 2012, we dismissed without prejudice the lawsuit we filed against Shyam B. Paryani, M.D., for alleged breaches of his fiduciary duties of loyalty to us.

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

Item 1A.                Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. Other than the revised risk factor set forth below, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

We depend on Medicare and Medicaid revenues generated by our affiliated physician groups for a significant amount of our net revenue and our business could be materially harmed by changes that result in reimbursement reductions.

Our affiliated physician groups’ payor mix is highly focused toward Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 45%, 44%, and 44% of our affiliated physician groups’ net revenue for fiscal years 2011, 2010 and 2009, respectively, consisted of payments from Medicare and Medicaid. These government programs generally reimburse on a fee-for-service basis based on a predetermined reimbursement rate schedule. For Medicare, this is referred to as the Medicare Physician Fee Schedule and many state Medicaid programs use a fixed percentage of the Medicare fee schedule as a basis for their reimbursement rate schedule. Medicare reimbursement rates under the Medicare Physician Fee Schedule are updated on an annual basis using a statutory formula that is applied to all physician specialties. Under the existing statutory formula, payments for the past several years would have decreased significantly without Congressional Intervention and extensions. For 2011, the Medicare and Medicaid Extenders Act of 2010 which was signed into law on December 15, 2010, froze the 2010 updates through 2011. On February 22, 2012, President Obama signed into law the Temporary Payroll Tax Cut Continuation Act of 2011, which replaced the Medicare physician payment reduction schedule with a 0% update, thereby allowing for continuation of current physician payment levels through 2012. Without Congressional intervention, CMS projected a rate reduction of 27.4% for 2012. For 2013, CMS projected a 27.0% reduction to physician payment rates under the existing statutory formula. If Congress fails to intervene to prevent the negative update factor for 2013 and for future years, through either another temporary measure or a permanent revision to the statutory formula, the resulting decrease in payment will materially and adversely impact our revenues and results of operations.

Effective January 1, 2011, CMS made further adjustments to the Medicare Physician Fee Schedule to increase aggregate payments for those physician specialties that have a higher proportion of their payment rates attributable to operating expenses such as equipment and supplies, which includes radiation oncology. In addition, as a result of adjustments to billing codes identified to be misvalued, radiation oncology specialties are among the entities that will experience decreases in aggregate payment for this reason. Some of these changes will be transitioned over several years, and in 2012, CMS estimates that the combined impact will be a 6% reduction in radiation oncology payments. In the proposed Medicare Physician Fee Schedule for 2013, CMS projects an aggregate payment reduction of 15% to radiation oncology. A portion of this projected payment reduction stems from CMS’s proposed revisions to the amount of time allotted to perform IMRT and stereotactic body radiation therapy (“SBRT”), which would decrease the overall payment for these procedures. CMS is also undertaking a review of procedure times allotted to other radiation oncology treatments and has requested comments regarding the procedure times associated with IMRT, SBRT, and the other radiation oncology procedures. At this time, we believe that the regulatory changes, including the proposed changes that, if finalized, would take effect on January 1, 2013, will have a material adverse impact on our future revenues.

If revenues generated by our affiliated physician groups by managed care organizations and other third-party payors decrease, our net revenue and profitability would be adversely affected.

We estimate that approximately 54%, 55%, and 55% of our affiliated physician groups’ net revenue for fiscal years 2011, 2010 and 2009, respectively, was derived from payments by third-party payors such as managed care organizations and private health insurance programs. These third-party payors generally pay for the services rendered to an insured patient based upon predetermined rates. While third-party payor rates are generally higher than government program reimbursement rates, if managed care organizations and other private insurers reduce their rates, our affiliated physician groups experience a significant shift toward additional Medicare or Medicaid reimbursements or the revenues generated by our affiliated physician groups decrease for any other reason, then our net revenue and profitability will decline and our operating margins will be reduced. Any inability to maintain suitable financial arrangements with third-party payors could have a material adverse impact on our business.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

Performance-Based Cash Awards under our 2012 Senior Leadership Incentive Plan

Performance-based cash bonus awards under the OnCure Holdings, Inc. 2012 Senior Leadership Incentive Plan (the “Incentive Plan”) consist of annual cash bonus awards and discretionary cash bonus awards. The purpose of the Incentive Plan is to reward our executive officers, including our named executive officers, for enhancing the value of the Company. Annual cash bonus awards under the Incentive Plan are contingent on our achievement of projected Adjusted EBITDA, which serves to motivate our executives to maximize earnings from our operations and to encourage our executives to work cooperatively as a team. We believe the annual budgeted amount of Adjusted EBITDA established by our board of directors is reasonably attainable while requiring substantial effort. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization less certain non-recurring items which if taken into account for purposes of the Incentive Plan would penalize our executives for items beyond their control and/or items not reflective of our actual operating results.

Under the terms of the Incentive Plan, participants are eligible to receive an annual bonus payment (a “Target Bonus”) equal to the higher of the participant’s base salary stated in the participant’s employment agreement or actual gross salary in 2012, multiplied by a percentage of such base salary, as determined by the compensation committee (the “Compensation Committee”) of our board of directors or established in the participant’s employment agreement or offer letter (the “Target Bonus Potential”). The percentage for each executive is reviewed, approved and documented by the Compensation Committee annually.  To tie compensation to performance, there is no minimum award of compensation required by the Incentive Plan.

The Incentive Plan establishes that a bonus pool will be accrued to fund bonuses under the Incentive Plan only if we achieve 92% of a pre-established Adjusted EBITDA target.  If the pre-established EBITDA target is achieved, the amount of the bonus pool will equal 50% of the amount by which 2012 Adjusted EBITDA exceeds the pre-established Adjusted EBITDA target. For each participant, 50% of the participant’s Target Bonus is non-discretionary and payable as long as we fund the bonus pool and the participant remains employed by us on the date the Compensation Committee declares annual bonus payments for 2012. The remaining 50% of the Target Bonus is discretionary and based on the Compensation Committee’s evaluation of whether the participant achieved pre-established performance criteria.  In the event of a Change of Control of the Company (as defined in the OnCure Holdings, Inc. Equity Incentive Plan adopted August 18, 2006), pro rata bonuses will be paid to participants employed by the Company on the date of the Change of Control.

Set forth below is the Target Bonus Potential for 2012 for each of our named executive officers:

Name*	Target Bonus Potential (as a percentage of base salary)
George P. McGinn, Jr., President and Chief Executive Officer	100%
Russell D. Phillips, Jr., Executive Vice President, General Counsel and Chief Compliance Officer**	60%
Timothy A. Peach, Chief Financial Officer and Treasurer	50%
William L. Pegler, Senior Vice President and Chief Operating Officer	50%

* Joseph Stork, our former Senior Vice President and Chief Development Officer, resigned in December 2011 and his last date of employment was January 6, 2012.
**  Mr. Phillips resigned from the Company in June 2012 and his last date of employment was July 25, 2012.

The foregoing description of the Incentive Plan is qualified in its entirety by the terms of the Incentive Plan, a copy of which is filed as Exhibit 10.2 hereto and incorporated herein by reference.  The Incentive Plan contains forward-looking statements, including but not limited to the statements regarding our budgeted, expected, estimated or anticipated future results.  Because forecasts are inherently estimates that cannot be made with precision, our performance may differ materially from our budgets, estimates and targets.  Therefore, the reader is cautioned not to rely on these forward-looking statements.  We expressly disclaim any intent or obligation to update these forward-looking statements except as required to do so by law.

Item 6.   Exhibits

Reference is made to the Index to Exhibits included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2012.

ONCURE HOLDINGS, INC.

By:	/s/ TIMOTHY A. PEACH
Timothy A. Peach
Chief Financial Officer

Exhibit Index

Exhibit	Description
10.1*

Amended and Restated Management Services Agreement, dated as of May 2, 2012, among USCC Florida Acquisition Corp., FROG Oncure Southside, LLC, Oncure Medical Corp. and Integrated Community Oncology Network, LLC.

10.2	OnCure Holdings, Inc. 2012 Senior Leadership Incentive Plan.

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

101**

The following financial information from the quarterly report on Form 10-Q of OnCure Holdings, Inc. for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2012 and December 31, 2011, (ii) the Consolidated Statement of Income for the three-month and six-month periods ended June 30, 2012 and 2011, (iii) the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.

*                                         Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission.

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